Form 10KSB
period 2007-11-30
APC Group, Inc
filed 2008-05-16
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________

Commission File Number 000-52789

APC GROUP, INC.
(Name of small business issuer in its charter)

Nevada	20-1069585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3526 Industrial Ave, Fairbanks, AK	99701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (907) 457-2501

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenue for the most recent fiscal year ended November 30, 2007 was $191,763.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,506,804 as of April 27, 2008, based upon the last third-party sale of our common stock for cash which was at $0.20 per share on March 6, 2007. We have not sold our common stock within the last 60 days, and there is no established public trading market for our common stock.

As of April 27, 2008, there were outstanding 22,845,746 shares of the registrant’s common stock, $.001 par value per share. Of the shares outstanding, 1,334,524 shares had not been issued by our transfer agent as of April 27, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Form 10-KSB
For the Fiscal Year Ended November 30, 2007

Form 10-KSB
For the Fiscal Year Ended November 30, 2007

PART I

Item 1.	Description of Business.

Organization

APC Group, Inc. was originally formed in April 1, 2003 as Alaskan Products Company Partnership, a general partnership in Alaska. Initially, there were two general partners.

On October 20, 2003, the State of Alaska approved our Certificate of Conversion allowing us to convert us to an Alaska limited liability company, under the name Alaskan Products Company, LLC.

On April 28, 2004 we became APC Group, Inc., a Nevada corporation, through the adoption of a Plan of Conversion and the filing of Articles of Incorporation with Nevada.

Alaskan Products Company LLC, one of our predecessor entities, entered a contract to purchase all of the assets of Reel-Thing Innovations Inc., a product development company, on July 10, 2003. Under the terms of the contract, as amended, the assets include the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for MedReel and Reel-Thing, in exchange for installment payments totaling $508,000. In the event that any of the installment payments is past due, Reel-Thing has the right to assess interest on the past due amounts at a rate of 1.5% per month. In the event that any of the installment payments is ninety (90) days past due, the assets revert back to Reel-Thing unless they provide their written consent waiving their right to the reversion. As of November 30, 2007, we had paid $75,000 to Reel-Thing for the assets, missed eight (8) installment payments totaling $213,000 and accrued $46,928 in late payment interest on the past due amounts.

On February 21, 2008, Reel-Thing and we amended the contract to revise the repayment schedule so we are no longer past due on our installment payments. In addition, Reel-Thing provided a waiver of their right to reversion of the assets during the period we were past due. Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock. Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid. We paid $5,000 of the purchase price to Reel-Thing in finalizing the amendment, and we are scheduled to pay twenty-four (24) installment payments of $7,916 on the first business day of each month beginning on August 1, 2008.

Our Business and Products

We market numerous watertight retractable 110v power cord products for use in different industries. We also manufacture proprietary Arctic Leash extension cords in various lengths and gages.

•	Arctic Leash™ (“Arctic Leash”): Vehicle mount retractable polar extension cord reel for motor vehicles.
•	Boom Leash™: Retractable polar cord reel for use with “Boom” trucks and high reach equipment.
•	Wall Leash™: Outdoor, wall or pole mountable retractable polar cord reel for homes, business, and general use in all climates for homes, business, and industry.
•	MedReel® (“MedReel”): Retractable green dot cord reel for operating rooms, crash carts, IV poles, computer carts, and hospital beds in health care facilities.
•	Arctic Leash Extension Cords: Proprietary extension cords in all lengths and gauges.
•	Marine Leash™: Retractable watertight cord reels for boats, yachts, sailboats, and ships.

The 18 Ft. Arctic Leash

The Arctic Leash is designed for motorists that commonly use extension cords, and it allows them to easily implement and store the cord for future and continuous use. Many motorists in arctic environments carry an extension cord around to plug-in their vehicle, as it is common practice in Alaska, Canada, and other cold climates in keeping vehicle engines heated that most of the world is unaware exists. The uniqueness of this product as well the concept of plugging your car into an electrical outlet caught the eye of a major cable TV network channel and appeared in a program about sub-arctic technology. Typically, motorists coil an extension cord around their side-view mirror. The Arctic Leash installs an extension cord inside a vehicle’s wheel well or behind the bumper, and it retracts into its confined case when not in use to remain out of view and secure when driving. When extended, the cord locks in place and with a slight tug it retracts into its watertight case when not in use. Although this is not a seasonal product, it has limited geographical appeal, primarily in colder climates. Dealerships install these units on selected models year round as part of their package, similar to fog lights.

Current wholesale prices are $84.84 with discounts based upon sales volumes. Current suggested retail price is $119.00 for all models

The 20/30 ft. Boom Leash

The Boom Leash is designed for boom truck manufactures where the Occupational Safety and health Administration, or OSHA, requires a cut off switch. This unit is non-ratcheting and is used as a closure only to signal the operator that the boom is over loaded. These units are original equipment manufacturer, or OEM, devices and can be engineered in different lengths and gauges. We believe that prior to the Boom Leash, there were no extension cord reels with a watertight case that could be used in the warmest and coldest climates.

Current OEM prices are $84.84 based upon sales volumes.

The 30 Ft. Wall Leash

The Wall Leash is designed to provide outside/inside retractable power in a watertight case for all climates, environments and applications. The wall leash differs from the Arctic Leash in the sense that it brings power to a device and equipment such as power tools, electric gardening equipment, or as a convenience on decks and patios, were the Arctic Leash is intended to plug into a power source. This removes the need to locate, carry, and connect traditional extension cords when needed power is required outside the house, business, or industry. The wall leash comes with mounting brackets to attach to most any surface, location, or device.

Current wholesale prices are $84.84 with discounts based upon sales volumes. Current suggested retail price is $119.00 for all models.

Arctic Leash Brand Extension Cords

We manufacture and distribute all weather extension cords in various length and gauges that are of the highest quality. Arctic Leash brand extension cords are all weather indoor/outdoor extension cords for use in all climates. Arctic Leash extension cords have lighted plugs on both ends, additional stress relief on plugs, solid stainless steel prongs and are warranted for life.

The MedReel

The MedReel is a retractable extension cord reel developed for use in health care facilities. The National Electric Code published by the National Fire Protection Association specifies that receptacles that are used in hospitals and may be wired to an emergency power supply be designated with a distinguishing feature which is commonly met by marking the receptacles with a distinctive green dot. Hospital grade receptacles are made to the highest and most rigid mechanical and electrical standards. MedReel is designed to provide green dot retractable power for various applications in the medical industry.

The MedReel has a wide range of uses and applications for a medical setting. It can be mounted on electric beds, operating theatre beds, portable testing equipment, dialysis machines, and other electrical medical equipment. It can also be ceiling mounted in operating theatres and critical care areas. The extension cord retracts and stores in a waterproof durable case when it is not in use.

MedReel’s market consists of hospitals and healthcare facilities, and is intended for applications that are mainly employed indoors. The sales potential of the MedReel are expected to be consistent throughout all periods of the year, and the success of the MedReel product will depend on our ability to market and produce it.

The MedReel is available in four models, made to meet a variety of applications used by health care facilities. Based on the selected models, MedReel products are priced from $199.00 to $269.00. Individual brackets, sold separately, are priced ranging from $39.00 to $99.00.

We believe that the patented, retractable extension cords, in all their forms and applications, may become a product line that can be marketed and sold anywhere in the world, regardless of temperature, climate, or equipment type.

Our Market

We operate in the wire and cable manufacturing market. The wire and cable market is fragmented and characterized by a large number of public companies and privately owned companies throughout the U.S. The industry has been undergoing consolidation, and over the past few years some large market participants have been willing to divest businesses that are underperforming or not perceived as good growth opportunities. This current market environment has caused a ripple effect in the market, disrupting many customer relationships, which we believe will benefit us as a direct provider of high quality, low cost products.

Copper comprises one of the major cost components for cable and wire products. Cable and wire manufacturers are typically able to pass through the changes in the cost of copper to the customer. However, there can be timing delays for pricing implementations of varying lengths depending on the type of product, competitive conditions, particular customer arrangements and inventory management.

Marketing and Distribution

We sell our products through direct marketing to independent store owners (or retailers), independent chain retailers (or franchisees), hospitals, electrical contractors, corporate chain stores and corporate end users. We provide product samples, price sheets, brochures, pictures, DVD’s and other materials to attract potential customers and introduce new applications for use of our products. Our niche in the extension cord market can be defined as eliminating corporate chain store purchasers and selling directly to the independent store owner at a substantial discount. Many automotive chain stores own a small portion of there stores and franchise the name to independent store owners. These independent store owners are our principal customers, and we are not dependent on any one or more customers.

Corporate chain stores have multi-tiered distribution systems in place with generally one large distribution center that purchases product from the corporation and resells at a mark up to a smaller localized distribution center that resells at a mark up to even smaller distribution centers or in some cases the independent store owner. In many cases, these independent store owners are not bound to buy products only from the corporation or distribution centers, but are able to buy directly from the manufacturer. Knowing this, we market directly to the independent store owner, removing the corporate and distribution center mark ups and providing the independent store owner better pricing and other benefits such as higher quality products, free shipping, and lifetime warranties. With this in mind, we also leverage other products outside of our current product lines to these independent store owners. We believe that by selling directly to independent store owners we are able to provide better pricing which reduces our reliance on key customer accounts.

We plan to engage up to fifty (50) independent sales representatives in fiscal 2008 to sell our products. The independent representatives will use our web-based data program which has 3,500 potential customers to market our products. They will also use our existing data base to generate sales, but more importantly inputting an expediential amount potential customers into our data base creating a value all of its own. We plan to use the program to manage our inventory levels by controlling what products are available in what industries for sale by the independent representatives and to monitor their performance.

We distribute our products directly to independent store owners in most cases. We also use a fulfillment house in Toronto, Canada. We have a few distributors who market our products; however, this accounts for less the 5% of our total sales.

Competition

We face intense competition from other manufacturers of extension cords and cord reels.

We compete based on the following basis:

•
Brand Recognition. We market watertight retractable extension cord reels under several brands and trademarks, including Arctic Leash, Boom Leash™, Wall Leash™, Marine Leash™ and MedReel. We believe that the Arctic Leash is the only retractable extension cord that can be mounted on a vehicle. Although this product has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of Arctic Leash branded, all weather, indoor/outdoor extension cords which have a much higher gross margin.

•
Low Cost. As discussed above under the heading “Marketing and Distribution”, we market our products primarily to independent store owners. By doing so, we remove corporate and distribution center mark ups that are typical in our industry.

•
High Quality. Our products meet or exceed the requirements of well recognized industry standard-setting authorities in the U.S. and Canada such as Underwriters Laboratories and the Canadian Standards Association.

We believe that we compete favorably on the factors described above. However, our industry is becoming increasingly competitive. Larger, more established companies than us may be able to compete more efficiently or effectively.

We face pricing pressure from various manufacturers and distributors that sell lower quality extension cords. The average end consumer generally is not aware of the differences in quality among the various brands of extension cords in the market. They are heavily persuaded by price. We handle this pressure by marketing high quality extension cords directly to independent store owners who typically are aware of differences in quality. By removing the corporate and distribution center mark ups, we are able to offer high quality extension cords at a low cost to combat pricing pressure.

Intellectual Property and Other Proprietary Rights

We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights.

We rely on three (3) U.S patents which expire in 2012, 2015 and 2016 and a Canadian patent which expires in 2016 for the primary design of the Arctic Leash and the MedReel. The patents were granted for the concept of a water resistant retractable cord reel case that can be sealed by means of a fitted rubber sleeve on the cord. The tension of the retraction mechanism holds the specially designed sleeve firmly within the mouth of the case, creating a water tight seal for the case. The case is also designed with an integral inner water tight compartment for the mounting of a circuit breaker. The entire unit is designed to be rugged and capable of exterior mounting on a building or in the wheel well or engine compartment of an automobile, yet still protect all of the internal mechanisms and wiring from water, dampness and exposure to the elements.

MedReel is a registered trademark in the U.S. Our trademarks which are not federally registered include: Arctic Leash™, Boom Leash™, Wall Leash™ and Marine Leash™.

Contract Manufacturing

We outsource the manufacture of our extension cords to a contract manufacturer in the U.S. and one in China. We rely on a single Ohio-based manufacturer for both the MedReel and Arctic Leash cord reels. The manufacturer also warehouses our products and ships them to our customers. We have relied on a China-based manufacturer since 2004, for our other extension cord products. We plan to continue using the Ohio-based manufacturer for our patented watertight retractable, extension cord reels that could be jeopardized if they were manufactured offshore. We plan to continue using the Chinese-based manufacturer for our other extension cord products.

We do not have written contracts with either of our manufacturers; however, we have developed a course of dealing with them.

We negotiate pricing for each purchase order of our patented watertight retractable, extension cord reels based on the current cost of copper. We periodically schedule shipping of these products to us in Fairbanks, Alaska and pay 100% of the purchase order upon receipt of these products, except that we pay 100% of the purchase order of the MedReel and the manufacturer ships the MedReel directly to our customers. The risk of loss of these products passes to us in Ohio when the goods are shipped.

We also negotiate pricing for each purchase order of our other products based on the current cost of copper. We provide a 30% deposit on the goods, which are delivered to Seattle, Washington where they are held in U.S. customs while our customs broker prepares documentation for them to clear customs. We pay the balance of the purchase order when the goods clear customs. The risk of loss of the goods passes to us when the goods arrive in Seattle. The manufacturer authorizes release of the goods to our shipping company which transports the goods to Anchorage, Alaska and then to us in Fairbanks.

We chose contract manufacturing because we have limited human and capital resources to manufacture our products ourselves. We believe that contract manufacturing provides us with the flexibility to better control the costs, inventory levels and quality of our products given our resources. We plan to continue using contract manufacturers for the foreseeable future.

Employees

We have two full-time employees. We believe that we have a good relationship with all of our employees.

We plan to engage up to fifty (50) independent sales representatives in fiscal 2008 to grow our business. We plan for them to sell our products directly to customers on a local level.

Regulation

Our electrical products are subject to product safety standards in the U.S. and Canada. To sell our products in these jurisdictions, we are required to have a government recognized, private-sector, third-party organization provide independent evaluations, product safety testing and certifications of our products. We have chosen Intertek, which issues the Electrical Testing Labs certification (or “ETL Listed Mark”) that is recognized and accepted in both jurisdictions, to perform these functions for the MedReel and Arctic Leash cord reels which are manufactured in the U.S. Our Chinese manufacturer delivers products to us with an Underwriters Laboratories (or UL) certification for both jurisdictions.

Intertek evaluates, tests and certifies our products under standards developed by Underwriters Laboratories in the United States and the Canadian Standards Association in Canada. Intertek performs quarterly audits of our MedReel and Arctic Leash cord reels. During fiscal 2007, we incurred $1,659 for Intertek’s services.

Item 2.	Description of Property.

Our corporate headquarters are located at 3526 Industrial Avenue, Fairbanks, Alaska 99701 and consist of approximately 2,100 square feet of office space and 1,500 square feet of warehouse space. We rent the premises for $1,200 per month under a month-to-month operating lease that is cancelable with thirty (30) days written notice.

Item 3.	Legal Proceedings.

In April 2006, Adrian Marangoni, a former executive officer, filed a lawsuit against us in the District Court for the State of Alaska, Fourth Judicial District at Fairbanks seeking the payment of $21,407, which he claims he loaned to us, along with post judgment interest, costs and attorney’s fees. On June 11, 2007, we made an Offer of Judgment to Mr. Marangoni in the amount of $21,407 which was accepted. Mr. Marangoni has yet to file a form of final judgment computing interest, costs and attorney’s fees. As of November 30, 2007, we had accrued $28,755 consisting of the judgment amount, interest from April 1, 2006 to November 30, 2007 at the rate of 9.25% per annum, attorney fees at 18% of the judgment amount and filing fees.

From time to time, we may be a party to, and our properties may be the subject of, routine legal proceedings or threats of legal proceedings which we do not believe are material.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our common stock and a regular trading market may not develop, or if developed, may not be sustained. Therefore, persons who acquire our common stock in all likelihood will not be able to resell our common stock should they desire to do so when our common stock is eligible for public resell. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our common stock.

Our common stock is not subject to any outstanding options or warrants to purchase, or securities convertible into, our common stock.

All of our shares of common stock were issued as “restricted securities” as that term is defined by Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and bore appropriate legends, restricting their transferability. Restricted securities may not be sold except pursuant to an effective registration statement filed by us or an applicable exemption from registration, including an exemption under Rule 144 promulgated under the Securities Act. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who is not our affiliate at the time of sale and has not been deemed to have been our affiliate at any time during the three months preceding a sale who owns shares that were purchased from us (or any affiliate) after a minimum of one year passes will be entitled to freely sell their shares without any federal limitations. Provided there is current public information about us, after a minimum of six months passes, such non-affiliates will be entitled to freely sell their shares without additional federal limitations. Sales by affiliates under Rule 144 are also subject to certain volume limitations, manner of sale provisions, notice requirements and also the availability of current public information about us. As of April 27, 2008, we had eighty-eight (88) shareholders of record, and we had been subject to the reporting requirements of the Exchange Act for at least ninety (90) days. There were 10,670,748 shares of our common stock that had been held by non-affiliates for a minimum of one year which could be freely resold under Rule 144, and 75,000 shares of our common stock that had been held by such persons for a minimum of six months which could be resold under Rule 144 subject to the public information requirements for reporting issuers. There were 10,765,474 shares of our common stock that had been held by affiliates for a minimum of six months which could be resold under Rule 144 subject to the volume limitations, manner of sale provisions, public information requirements for reporting issuers and notice requirements. There were 1,334,524 shares of our common stock that had been held by non-affiliates for less than six months and could not be resold under Rule 144.

Holders of Record

As of April 27, 2008, we had eighty-eight (88) holders of record of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock. We do not anticipate paying dividends on our common stock in the near future. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends.

Unregistered Sales of Equity Securities

None.

Item 6.	Management’s Discussion and Analysis.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Our operations involve a number of risks and uncertainties, including those described in the Description of the Business of this Annual Report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

Overview

We market a number of patented watertight retractable power cord products for use in different industries. We also market our proprietary Arctic Leash brand polar extension cords.

•	Arctic Leash: Vehicle mount retractable polar extension cord reel for motor vehicles.
•	Boom Leash: Retractable polar cord reel for use with “Boom” trucks.
•	Wall Leash: Outdoor wall or pole mountable retractable polar cord reel for homes, business, and general use in all climates for homes, business, and industry.
•	MedReel: Retractable green dot cord reel for operating rooms, crash carts, IV poles, computer carts, and hospital beds in health care facilities.
•	Arctic Leash Extension Cords: Proprietary polar cords in all lengths and gauges.

Results of Operations

Fiscal Year Ended November 30, 2007

Revenue decreased $73,204, or 28%, to $191,763 for the fiscal year ended November 30, 2007, compared to revenue of $264,967 for the fiscal year ended November 30, 2006. The decrease in revenue was due to the following factors: 1) much of the attention of our sole executive officer was diverted from generating sales to managing the going public process; 2) we had fewer sales representatives; and 3) we spent less on advertising in fiscal 2006. We plan to engage up to fifty (50) independent sales representatives in fiscal 2008 to generate sales.

Cost of revenues decreased $61,704, or 44%, to $77,700 for the fiscal year ended November 30, 2007, compared to cost of revenues of $139,404 for the fiscal year ended November 30, 2006. The decrease in cost of revenues was primarily due to the decrease in revenue along with a difference in the mix of products sold which resulted in a higher gross margin (discussed below).

Gross profit decreased $11,500, or 9%, to $114,063 for the fiscal year ended November 30, 2007, compared to gross profit of $125,563 for the fiscal year ended November 30, 2006. The decrease in gross profit was primarily due to the decrease in revenue.

Our gross margin was 59% for the fiscal year ended November 30, 2007, as compared to 47% for the fiscal year ended November 30, 2006. The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%. Although this product has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords. Sometimes we price the Arctic Leash at cost to build relationships so that we can introduce our other products. Our overall gross margin for any period is directly affected by the mix of products that we sell during the period. The significant increase in gross margin was due to an increase in sales of higher margin Arctic Leash brand, all weather, indoor/outdoor extension cords.

Selling, general and administrative expenses increased $164,272, or 23%, to $892,638 for the fiscal year ended November 30, 2007, compared to selling, general and administrative expenses of $728,366 for the fiscal year ended November 30, 2006. The increase in selling, general and administrative expenses was primarily due to an increase in common stock issued for professional and other services. In addition to issuances of our common stock for professional services during the fiscal year ended November 30, 2007, we also issued 1,937,202 shares valued at $387,440 to Ken Forster for his services as our sole executive officer and 200,000 shares to Matthew Meyer for taking over as Chairman of our board of directors. The significant components of selling, general and administrative expenses for the fiscal year ended November 30, 2006 and 2007, the percentage change over 2006 and the expense level as a percentage of revenues are set forth in the table below:

	Fiscal 2006	Fiscal 2007

Compensation	$171,573	$508,537
Percentage change over 2006		196%
As a percentage of revenues	65%	265%
Professional fees	$439,142	$255,092
Percentage change over 2006		(42)%
As a percentage of revenues	166%	133%
Other expenses	$117,651	$129,009
Percentage change over 2006		10%
As a percentage of revenues	44%	67%

During fiscal 2007, compensation included $387,440 due to 1,937,202 shares of our common stock valued at $0.20 that we issued to Kenneth S. Forster, our only executive officer, for compensation, and $40,000 due to 200,000 shares valued at $0.20 that we issued to Matthew Meyer for taking over as Chairman of our board of directors. During fiscal 2007, professional fees included $114,303 due to 500,000 shares of common stock valued at $0.15 that we issued to Public Company Management Services, Inc. (“PCMS”) for additional management consulting services beyond the hours contemplated under our agreement (See the discussion, below, under the heading “Contractual Obligations”), 200,000 shares of common stock valued at $0.15 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for a $100,000 line of credit that we secured and an aggregate of 62,020 shares valued at $0.15 that we issued to consultants for accounting and administrative services. There is no market for our common stock; however, we have filed a registration statement, and are taking other steps so that a market can develop. We valued the shares based upon the last third-party sale of our common stock at that time. Our expense level was disproportionate to our revenues because of these stock issuances and valuations. We have a limited amount of cash and will likely be required to issue additional shares for services in the future. We expect our disproportionate expense level to persist until we can increase our revenue of which there can be no assurance. In addition, we believe that if there was a market for our common stock, people providing services to our company would consider it less risky and be willing to accept fewer shares at the market price.

Depreciation expenses decreased $250, or 2%, to $11,626 for the fiscal year ended November 30, 2007, compared to depreciation expense of $11,876 for the fiscal year ended November 30, 2006. The decrease in depreciation expense was primarily a result the disposal of assets.

We incurred a loss on sale of assets of $911 for the fiscal year ended November 30, 2006 as a result of the sale of a company vehicle. We did not sell any assets during for the fiscal year ended November 30, 2007, and, as a result we did not have any related gains or losses.

Net operating loss increased $174,611, or 28%, to $790,201 for the fiscal year ended November 30, 2007, compared to net operating loss of $615,590 for the fiscal year ended November 30, 2006.

We had loan costs of $30,000 for the fiscal year ended November 30, 2007 due to 200,000 shares of common stock valued at $0.15 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for a $100,000 line of credit that we secured.

Interest expense increased $9,363, or 16%, to $69,261 for the fiscal year ended November 30, 2007, compared to interest expense of $59,898 for the fiscal year ended November 30, 2006. The increase in interest expense was due to an increase in past due payments to Reel-Thing which resulted in additional late payment interest. Reel-Thing and we revised our repayment schedule so we do not continue to incur late payment interest, but there can be no assurance; however, we expect our interest expense to continue to increase as we may be required to incur higher debt levels to fund operations.

We had net loss of $889,462 (or basic and diluted net loss per share of $0.04) for the fiscal year ended November 30, 2007, compared to net loss of $675,488 (or basic and diluted net loss per share of $0.04) for the fiscal year ended November 30, 2006. The increase in net loss was primarily attributable to the decrease in gross profit and the increases in net operating loss and interest expense.

Liquidity and Capital Resources

Total current assets were $130,252 as of November 30, 2007, consisting of cash and cash equivalents of $3,796, net accounts receivable of $25,483, inventory of $87,865 and prepaid expenses of $13,108.

Total current liabilities were $526,909 as of November 30, 2007, consisting of current maturities of long-term debt of $241,596, line of credit of $99,975, trade accounts payable of $86,218, accrued expenses of $57,179, accounts payable to related party of $31,941 and a note payable to related party of $10,000.

As of November 30, 2007, we had a working capital deficit of $396,657. The ratio of current assets to current liabilities was 22% as of November 30, 2007. We plan to resolve our working capital deficit by converting our debt into equity and expending our operations. For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock. As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit.

We believe that if we can generate revenue of $500,000, then we would have positive cash flow from operations. We plan to increase our revenue by engaging up to fifty (50) independent sales representatives to generate sales. The sales representatives will receive commissions based on their sales volume and mix of products sold, which would give us flexibility because of the large variance in the gross margin on the Arctic Leash, which is 30%, compared to some of our Arctic Leash private label extension cords, which is as high as 200%. We believe that we can attract sales representatives without a significant amount of additional capital.

During the fiscal year ended November 30, 2007, we had a net decrease in cash and cash equivalents of $9,841 consisting of net cash used in operating activities of $291,143 which was offset by net cash provided by financing activities of $281,302.

Net cash used in operating activities was $291,143 during the fiscal year ended November 30, 2007, consisting of net loss of $889,462, increases in inventory of $34,535 and prepaid expenses of $11,032 which were offset by adjustments for stock issued for services of $511,743, stock issued for loan costs of $30,000, depreciation expense of $11,626, accretion of discount on notes payable of $28,250 and bad debt recovery of $3,390, a decrease in accounts receivable of $25,459 and increases in trade accounts payable of $7,616, accounts payable to related parties of $14,558 and accrued liabilities of $18,024.

We did not have cash flows from investing activities during the fiscal year ended November 30, 2007.

Net cash provided by financing activities was $281,302 for the fiscal year ended November 30, 2007, consisting of proceeds from sale of common stock of $215,000, proceeds from the issuance of debt of $10,000 and net borrowings under revolving line of credit of $99,975 which were offset by payments of $13,673 and $30,000 made on long-term debt and debt to related parties, respectively.

On November 30, 2006, we obtained a $100,000 line of credit which originally matured on November 30, 2007, but was extended to November 30, 2008. The original annual interest rate was 6.25% with accrued interest paid monthly beginning December 30, 2006. The interest rate was reduced to 5.95% with the extension. A certificate of deposit in the amount of $100,000 was assigned by an APC Group shareholder as collateral for which APC Group issued 200,000 shares of common stock valued and expensed at $30,000 as loan costs. Our board of directors authorized the issuance of an additional 125,000 shares to the shareholder for use of the certificate of deposit as collateral for the extension. At November 30, 2007, there was $25 available to us under this line of credit.

At November 30, 2007, we had current maturities of long-term debt of $301,423, most of which we owed to Reel-Thing Innovations, Inc. In the past, we have missed installment payments to Reel-Thing, and risk our assets reverting back to Reel-Thing. On February 21, 2008, Reel-Thing and we amended the contract to revise the repayment schedule so we are no longer past due on our installment payments. Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock. Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid. We paid $5,000 of the purchase price to Reel-Thing in finalizing the amendment and we are scheduled to pay twenty-four (24) installment payments of $7,917 on the first business day of each month beginning on August 1, 2008.

On March 6, 2007, we sold an aggregate of 1,000,000 shares of common stock for $200,000 to Richard L. Bienvenue, who subsequently became one of our directors. We may be required to offer additional directorships to obtain capital funding in the future. On October 02, 2007, we borrowed $10,000 from Mr. Bienvenue, and issued him a twelve-month promissory note which accrues interest at a rate of 7% and has a final balloon payment due on October 2, 2008.

We have issued a significant amount of shares as compensation to executive officers, employees and professional services providers for services rendered or to be rendered to us. We currently have a limited amount of cash and cash equivalents, and may be required to issue additional shares of common stock as compensation in the future. We value the shares based upon prior sales of our common stock to third parties, which is currently $0.20 per share which could cause our expense level to be disproportionate to our revenue. We believe that if there was a market for our common stock, our service providers would consider it less risky and be willing to accept fewer shares at the market price.

We need to raise $1,500,000 of additional financing in order to meet our cash requirements for the next twelve (12) months and to fully implement our business plan. The funds would be used to increase manufacturing of our products, expand our research and development efforts, and attract a larger talented sales force. We intend to raise the financing from the sale of common stock in one or more private placements or public offerings and/or from bank financing. We do not have any firm commitments or identified sources of additional capital from third parties or from our officers, directors or shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. If we are unable to raise additional financing on terms satisfactory to us, or at all, we would not be able to fully implement our business plan which would have a materially adverse effect our business and financial position and could cause us to delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

Contractual Obligations

In June 2004, we engaged GoPublicToday.com, Inc. (“GPT”) for $75,000 and 500,000 shares of our common stock to provide us with management consulting services in connection with our efforts to become a fully reporting publicly traded company. As of November 30, 2007, we had paid $64,500 and issued the 500,000 shares to GPT. The remaining cash compensation is due upon the effectiveness or abandonment of this registration statement. We also engaged PCMS, a sister-company of GPT for $48,000 and 750,000 shares of our common stock to provide us with regulatory compliance services during the first twelve (12) months that we are required to file periodic and other reports with the SEC and comply with Sarbanes-Oxley. We have issued the 750,000 shares to PCMS and will pay PCMS $4,000 per month during the period that PCMS is providing us with the regulatory compliance services. In February 2007, we issued an additional 500,000 shares to PCMS for additional management consulting services beyond the hours contemplated under our agreement. GPT and PCMS are subsidiaries of Public Company Management Corporation (“PCMC”), a fully reporting, public company.

We lease approximately 3,600 square feet of office and warehouse space for $1,200 per month under a month-to-month operating lease in Fairbanks, Alaska for our corporate headquarters. The lease is cancelable with thirty (30) days written notice.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, we evaluate our estimates. Actual results may differ from these estimates if our assumptions do not materialize or conditions affecting those assumptions change.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

We derive revenues primarily from selling power cord products. We recognize revenue when persuasive evidence of an agreement exists, the sale is complete, the price is fixed or determinable, and collectibility is reasonable assured. This typically occurs when the order is shipped. Provisions for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

Customers have the right to inspection and acceptance for generally up to thirty days after taking delivery. We also offer lifetime warranties on power cord products to limited customers with proof of purchases and accrue for estimated future warranty costs in the period in which the revenue is recognized. Since inception, we have experienced insignificant product returns and exchanges.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts.

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. During the years ended November 30, 2007 and 2006, no options were granted by us to our employees.

Going Concern Considerations

In its report dated April 20, 2008, our principal independent auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we suffered recurring losses of $889,462 and $675,488 in 2007 and 2006, respectively, and we had an accumulated deficit of $3,289,299 and a working capital deficit of $396,657 at November 30, 2007. We will try to raise additional capital from the sale of common stock in one or more private placements or public offerings and/or from bank financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result in the event that we cannot continue as a going concern. Our continuation as a going concern is dependent upon future events, including the acquisition of additional financing to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment

Risk Factors

Risks Related to Our Business and Industry

We need to raise a significant amount of additional capital to meet our current and future business requirements and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We need to raise $1,500,000 of additional financing in order to meet our cash requirements for the next twelve (12) months and to fully implement our business plan during the next twelve months. The funds would be used to increase manufacturing of our products, expand our research and development efforts, and attract a larger talented sales force. We intend to raise the financing from the sale of common stock in one or more private placements or public offerings and/or from bank financing. We do not have any firm commitments or identified sources of additional capital from third parties or from our officers, directors or shareholders. Although our officers and directors or their affiliates have facilitated capital for us, or provide us with capital, in the past, they are not legally bound to do so. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. If we are unable to raise additional financing on terms satisfactory to us, or at all, we would not be able to fully implement our business plan which would have a materially adverse effect our business and financial position and could cause us to delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

We may become past due on our payments to Reel-Thing Innovations, Inc. and risk reversion of our right to the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products which would have a material adverse effect on our business and results of operations or could cause us to delay, curtail or cease operations.

As of November 30, 2007, we were ninety (90) or more days past due on our installment payments to Reel-Thing Innovations Inc. in the amount of approximately $213,000. We did not have enough cash to make the scheduled installment payments and fund our operations. Under the terms of our contract with Reel-Thing Innovations Inc., the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products revert back to Reel-Thing Innovations Inc. in the event that we are ninety (90) days past due unless they provide their written consent waiving their right to the reversion. On February 21, 2008, Reel-Thing and we amended the contract to revise the repayment schedule so we are no longer past due on our installment payments. In addition, Reel-Thing provided a waiver of their right to reversion of the assets during the period we were past due. Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock. Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid. We paid $5,000 of the purchase price to Reel-Thing in finalizing the amendment and we are scheduled to pay twenty-four (24) installment payments of $7,917 on the first business day of each month beginning on August 1, 2008. If we become past due under the revised schedule, we risk reversion of our right to use the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names which would have a material adverse effect on our business and results of operations or could cause us to delay, curtail or cease operations.

We have a history of operating and net losses which we anticipate will continue.

We have a history of losses from operations. We anticipate that for the foreseeable future, we will continue to experience losses from operations. We had a net loss of $889,462 during fiscal 2007 and a net loss of $675,488 during fiscal 2006. We anticipate that our net loss will increase for fiscal 2008.

Disruptions in the supply of copper and other raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

Copper is the primary raw material that we use to manufacture our products. Other significant raw materials that we use are plastics, such as polyethylene. There are a limited number of domestic and foreign suppliers of copper and these other raw materials. If we are unable to maintain good relations with our manufactures or if there are any business interruptions at our suppliers, we may not have access to a sufficient supply of raw materials. If we lose one or both of our manufactures and are unable to locate alternative manufactures, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

Fluctuations in the price of copper and other raw materials, as well as fuel and energy, and increases in freight costs could increase our cost of goods sold and results of operations.

The prices of copper and our other significant raw materials, as well as fuel and energy costs, are subject to considerable volatility. This volatility has affected our profitability and we expect that it will continue to do so in the future. For example, from 2004 to 2006, the average selling price of copper cathode on the COMEX increased from $1.29 per pound in 2004 to $3.10 per pound in 2006, an increase of 140.3%. As a result, volatility in these prices, particularly copper prices, can result in significant fluctuations in our cost of goods sold. If the cost of raw materials increases and we are unable to increase the prices of our products, or offset those cost increases with cost savings in other parts of our business, our results of operations would be reduced. We do not engage in activities to hedge the price of our raw materials. As a result, increases in the price of copper and other raw materials may affect our results of operations if we cannot effectively pass these price increases on to our customers.

The markets for our products are highly competitive, and our inability to compete with other manufacturers in the extension cord and cable reel industry could harm our net sales and profitability.

The markets for extension cord and cable reel products are highly competitive. We compete with much larger competitors in each of our business lines. Many of our products are made to industry specifications and may be considered similar to our competitors' products. Accordingly, we are subject to competition in many of our markets primarily on the basis of price. We must also be competitive in terms of quality, availability, payment terms and customer service. Many of our competitors have greater resources, financial and otherwise, than we do and may be better positioned to invest in manufacturing and supply chain efficiencies and product development. We may not be able to compete successfully with our existing competitors or with new competitors.

We are dependent upon a number of key customers. If they were to cease purchasing our products, our net sales and operating results would likely decline.

We are dependent upon a number of key customers; one of our customers accounted for more than 10% of our net sales for the year ended November 30, 2007. Our customers can cease buying our products at any time and can also sell products that compete with our products. The loss of one or more key customers, or a significant decrease in the volume of products they purchase from us, could result in a drop in our net sales and a decline in our operating results. In addition, a disruption or a downturn in the business of one or more key customers could reduce our sales and could reduce our liquidity if we were unable to collect amounts they owe us.

We face pricing pressure in each of our markets, and our inability to continue to achieve operating efficiency and productivity improvements in response to pricing pressure may result in lower margins.

We face pricing pressure in each of our markets as a result of significant competition, and price levels for many of our products (after excluding price adjustments related to the increased cost of copper) have declined over the past few years. We expect pricing pressure to continue for the foreseeable future. A component of our business strategy is to continue to achieve operating efficiencies and productivity improvements with a focus on lowering purchasing, manufacturing and distribution costs. We may not be successful in lowering our costs. In the event we are unable to lower these costs in response to pricing pressure, we may experience lower margins and decreases in operating results.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In its report dated April 20, 2008, our independent auditors, Malone & Bailey, PC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we have suffered recurring losses from operations and we have an accumulated deficit and a working capital deficit. We expect to continue to incur losses for the foreseeable future. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. Our continuation as a going concern is dependent upon future events, including the acquisition of additional capital to fully implement our business plan. There can be no assurance these future events will occur or that we will continue as a going concern even if they do occur. If we are unable to continue as a going concern, you will lose your entire investment.

We will incur increased costs as a result of being a public company.

We have plans to become a publicly traded company in the U.S. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as new rules implemented by the Securities and Exchange Commission (the “Commission” or the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers (the “NASD”). We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, if we can obtain such insurance at all. We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar liability coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we were to lose the services of Kenneth S. Forster, we may not be able to execute our business strategy.

Kenneth S. Forster, our only executive officer, serves as our President, CEO, Secretary and Treasurer. Our future success depends in large part upon Mr. Forster’s continued service. Mr. Forster is an at-will employee, and we do not maintain a key-person life insurance policy covering Mr. Forster. The loss of Mr. Forster could seriously harm our business.

If we lose the services of our independent order taking and fulfillment companies, our revenues could be reduced.

We depend on the subcontract services of an independent order taking and fulfillment company to sell our products and provide order fulfillment to our customers. Although we believe that we could replace the independent order taking and fulfillment company if our agreement were cancelled, we would face business disruption and possibly increased costs. The loss of our independent order taking and fulfillment company would have a material adverse effect on our business and results of operations.

We may be subject to product liability claims that could be costly and time consuming or harm our reputation and reduce the demand for our products which would have a material adverse effect on our business, financial condition and results of operations.

Although we have had no prior experience with product liability claims, our business exposes us to this risk and other adverse effects of product failures. For example, the MedReel is used in health care facilities for a wide range of applications such as operating theatre beds, dialysis machines, and other electrical medical equipment. If a MedReel extension cord failed to perform, the resultant injury could be serious or even fatal and subject us to product liability claims. A product liability claim can cause us to incur significant legal defense costs and adverse publicity regardless of the claim’s merit or eventual outcome. If we were required to pay damages, such payments could significantly harm our financial condition. A product liability claim also could harm our reputation and lead to a decline in the demand for our products. We do not carry general or other liability insurance to protect us against product liability claims. If we become subject to a product liability claim, it could have a material adverse effect of our business, financial condition and results of operation.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas to compete more effectively with us.

Our proprietary rights are one of the keys to our performance and ability to remain competitive. We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality agreements and procedures, non-compete agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand name and other intangible assets.

Risk Related To Ownership of Our Common Stock

There is currently no market for our common stock, and we expect that any market that does develop will be illiquid and extremely volatile.

There is currently no market for our common stock. We hope to clear our common stock for quotation on the over-the-counter Bulletin Board (“OTCBB”). As of April 27, 2008, we had eighty-eight (88) shareholders of record, and we had been subject to the reporting requirements of the Exchange Act for at least ninety (90) days. There were 10,670,748 shares of our common stock that had been held by non-affiliates for a minimum of one year which could be freely resold under Rule 144, and 75,000 shares of our common stock that had been held by such persons for a minimum of six months which could be resold under Rule 144 subject to public information requirements for reporting issuers. There were 10,765,474 shares of our common stock that had been held by affiliates for a minimum of six months which could be resold under Rule 144 subject to the volume limitations, manner of sale provisions, public information requirements for reporting issuers and notice requirements. There were 1,334,524 shares of our common stock that had been held by non-affiliates for less than six months and could not be resold under Rule 144.

If there is a market for our common stock in the future, we anticipate that such market would be illiquid and subject to wide fluctuations in response to several factors, including, but not limited to:

•	limited numbers of buyers and sellers in the market;
•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	increased competition; and
•	conditions and trends in the extension cord industry.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations. Any and all of these factors, while unrelated directly to us, may adversely affect the market price and liquidity of our common stock.

We have authorized preferred stock which can be designated by our board of directors without shareholder approval and have established Series A preferred stock, which gives the holders majority voting power over our company.

We have authorized 5,000,000 shares of preferred stock. The shares of preferred stock may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by or board of directors prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by our board of directors. Because our board of directors is able to designate the powers and preferences of the preferred stock without the vote of the holders of our common stock, the holders of our common stock will have no control over what designations and preferences our preferred stock will have. As a result of this, our board of directors could designate one or more series of preferred stock with superior rights to the rights of the holders of our common stock.

We have issued 66,000 of our outstanding Series A preferred stock to Kenneth S. Forster who thereby controls our company, and his interest may be different than, or adverse to the interests of our other stockholders.

Our board of directors designated 100,000 shares of Series A preferred stock with super-voting rights and issued 66,000 shares of Series A preferred stock to Kenneth S. Forster, our only executive officer. Mr. Forster, voting separately as a class, has the right to vote on all shareholder matters (including the election of directors) equal to fifty-one percent (51%) of the total vote regardless of the number of common shares that may be issued in the future. For example, if there are 21,511,222 shares of our common stock issued and outstanding at the time of a shareholder vote, Mr. Forster, voting separately as a class, would have the right to vote an aggregate of 22,389,231 shares, out of a total number of 43,900,453 shares voting. If the issued and outstanding shares of our common stock increased to 25,000,000, Mr. Forster, voting separately as a class, would have the right to vote an aggregate of 26,020,408 shares, out of a total number of 51,020,408 shares voting. Accordingly, Mr. Forster will exercise control over our company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Mr. Forster’s interest may differ from the interests of our other stockholders and thus result in corporate decisions that are adverse to our other stockholders.

The Series A preferred stock may only be issued to our President and Treasurer, which could be a person or persons other than Mr. Forster. Their relative ownership interests shall be determined by our board of directors in its sole discretion. The Series A preferred stock may not be transferred, sold, assigned or hypothecated or transferred by will or by the laws of descent and distribution or for the benefit of any person. In the event of death or disability or the holder’s termination of service to us or removal from office without cause, such holder’s shares of Series A preferred stock shall revert back to us at $0.50 per share, shall be retired and restored to the status of authorized and unissued shares, and our board of directors, in its sole discretion, may reissue the authorized and unissued shares as Series A preferred stock to such holder’s successor in office. The holders of Series A preferred stock are not entitled to receive any dividends paid on our common stock, have no preemptive or other subscription rights, and there are no liquidation preferences, conversion rights or redemption or sinking fund provisions with respect to the shares of our Series A preferred stock.

We do not expect to pay dividends for the foreseeable future.

We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Our ability to pay dividends is dependent upon, among other things, our future earnings, operating and financial condition, our capital requirements, general business conditions and other pertinent factors, and is subject to the discretion of our board of directors. Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stock.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market. In addition, various state securities laws impose restrictions on transferring penny stocks.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
APC Group, Inc.
Fairbanks, Alaska.

We have audited the accompanying balance sheet of APC Group, Inc. as of November 30, 2007 and 2006 and the related statements of operations, changes in shareholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of APC Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. APC Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of APC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APC Group as of November 30, 2007 and 2006 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that APC Group will continue as a going concern. As discussed in Note 2 to the financial statements, APC Group suffered recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, P.C.
www.malone-bailey.com
Houston, Texas

April 20, 2008

APC GROUP, INC.
BALANCE SHEETS

	November 30,	November 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,796	$13,637
Accounts receivable, net of allowance for bad debt
of $19,159 and $22,549, respectively	25,483	47,552
Inventory	87,865	53,330
Prepaid expenses	13,108	2,076
Total current assets	130,252	116,595

Property and equipment, net of accumulated depreciation
of $30,285 and $18,659, respectively	50,953	62,579

TOTAL ASSETS	$181,205	$179,174

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$86,218	$78,602
Accounts payable-related party	31,941	17,383
Accrued expenses	57,179	39,155
Note payable-related party	10,000	30,000
Line of credit	99,975	-
Current maturities of long-term debt	241,596	207,006
Total current liabilities	526,909	372,146

Long-term debt, net of current maturities	193,317	213,330
TOTAL LIABILITIES	720,226	585,476

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 100,000
designated as Series A; 66,000 Series A shares issued and outstanding	66	66
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,511,222
and 17,537,000 shares issued and outstanding, respectively	21,511	17,537
Additional paid-in-capital	2,728,701	1,975,932
Accumulated deficit	(3,289,299)	(2,399,837)
Total shareholders’ deficit	(539,021)	(406,302)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$181,205	$179,174

See accompanying summary of accounting policies and notes to financial statements.

APC GROUP, INC.
STATEMENTS OF OPERATIONS
Years Ended November 30, 2007 and 2006

	2007	2006

REVENUES	$191,763	$264,967
COST OF REVENUES	77,700	139,404
Gross profit	114,063	125,563

OPERATING EXPENSES
Selling, general and administrative expenses	892,638	728,366
Depreciation expense	11,626	11,876
Loss on sale of assets	-	911

Net operating loss	(790,201)	(615,590)

OTHER EXPENSES
Loan costs	(30,000)	-
Interest expense	(69,261)	(59,898)

Net loss	$(889,462)	$(675,488)

Basic and diluted net loss per share	$(0.04)	$(0.04)
Weighted average shares outstanding	20,198,912	16,763,620

See accompanying summary of accounting policies and notes to financial statements.

APC GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years Ended November 30, 2007 and 2006

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total

Balances, November 30, 2005	-	15,784,000	$-	$15,784	$1,434,752	$(1,724,349)	$(273,813)

Stock issued for:
Cash	-	1,003,000	-	1,003	150,497	-	151,500
Services	66,000	750,000	66	750	390,683	-	391,499

Net loss	-	-	-	-	-	(675,488)	(675,488)

Balances, November 30, 2006	66,000	17,537,000	66	17,537	1,975,932	(2,399,837)	(406,302)

Stock issued for:
Cash	-	1,075,000	-	1,075	213,925	-	215,000
Services	-	2,699,222	-	2,699	509,044	-	511,743
Loan costs	-	200,000	-	200	29,800	-	30,000

Net loss	-	-	-	-	-	(889,462)	(889,462)

Balances, November 30, 2007	66,000	21,511,222	$66	$21,511	$2,728,701	$(3,289,299)	$(539,021)

See accompanying summary of accounting policies and notes to financial statements.

APC GROUP, INC.
STATEMENTS OF CASH FLOWS
Years Ended November 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(889,462)	$(675,488)

Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	511,743	391,499
Stock issued for loan costs	30,000	-
Depreciation expense	11,626	11,876
Accretion of discount on notes payable	28,250	38,250
Bad debt expense (recovery)	(3,390)	17,606
Loss on sale of assets	-	911
Changes in assets and liabilities
Accounts receivable	25,459	29,409
Inventory	(34,535)	(33,727)
Prepaid expenses	(11,032)	(876)
Accounts payable-trade	7,616	13,258
Accounts payable-related parties	14,558	(9,588)
Accrued liabilities	18,024	22,500
Net cash used in operating activities	(291,143)	(194,370)

Cash flows from investing activities:
Purchase of property and equipment	-	(36,728)
Proceeds from sale of property and equipment	-	10,673
Net cash used in investing activities	-	(26,055)

Cash flows from financing activities:
Proceeds from sale of common stock	215,000	151,500
Net borrowings under revolving line of credit	99,975	-
Proceeds from issuance of debt to related party	10,000	63,728
Payments made on long-term debt	(43,673)	(25,381)
Net cash provided by financing activities	281,302	189,847

Net decrease in cash and cash equivalents	(9,841)	(30,578)
Cash and cash equivalents, at beginning of year	13,637	44,215

Cash and cash equivalents, at end of year	$3,796	$13,637

Supplemental cash flows information:
Cash paid for interest	$22,220	$3,924
Cash paid for income tax	-	-

See accompanying summary of accounting policies and notes to financial statements.

APC GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of business

APC Group, Inc. was originally formed in April 1, 2003, as a general partnership in Alaska. On October 20, 2003, the partnership was converted to a limited liability company. On April 28, 2004, APC, LLC was converted into a corporation in Nevada and changed its name to APC Group, Inc. APC Group's products include a broad range of polar and non-polar standard extension cords, retractable extension cords for consumer, industry, construction, medical facilities, and marine use.

Use of Estimates in Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

APC Group recognizes revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonable assured. This typically occurs when the product is shipped.

Cash and Cash Equivalents

APC Group considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory

Inventory consists of finished goods stated at the lower of average cost or market. Retractable extension cords produced using an APC Group mold are assembled with various parts to produce finished goods.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts. Allowance for doubtful accounts was $19,159 as of November 30, 2007.

Property and Equipment

Property and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the Statements of Operations. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Molds	15 years
Furniture and Fixtures	7 years
Computers and Equipment	5 years
Vehicles	5 years

Depreciation expense related to property and equipment was approximately $11,626 and $11,876 for the years ended November 30, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

APC Group reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. APC Group assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Fair Value of Financial Instruments

APC Group believes that the carrying value of its current assets and current liabilities approximate the fair value of such items due to their short-term nature.

Income Taxes

Prior to incorporating as APC Group, the company operated as a partnership named Alaskan Products Company, LLC. No provision for income taxes was required because the partners reported their proportional shares of partnership taxable income or loss on their respective income tax returns.

Income tax expense is now based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Stock-Based Compensation

Effective January 1, 2006, APC Group began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, APC Group accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. APC Group adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. During the years ended November 30, 2007 and 2006, no options were granted by APC Group to its employees.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Recently Issued Accounting Pronouncements

APC Group does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

2. GOING CONCERN

APC Group suffered losses in 2007 and 2006, has an accumulated deficit and a working capital deficit at November 30, 2007. These conditions raise substantial doubt as to APC Group’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if APC Group is unable to continue as a going concern.

3. LONG-TERM DEBT

APC Group has long-term obligations that are secured by APC Group’s assets. The obligation to Reel-Thing Innovations requires periodic payments of varying amounts, with the last payment due in October 2009. A 10% interest rate was used to discount the loan for the non-interest bearing obligation.

APC Group has two equipment loans, bearing interest at 22% that require monthly payments through January 2009 and 2010. APC Group has a vehicle loan, bearing interest at 6% that requires monthly payments through January 2012.

Balances of long-term debt obligations as of November 30, 2007 and 2006 and scheduled maturities of that debt are set out below.

	2007	2006
Note payable to Reel-Thing Innovations	$433,000	$441,000
Loan discount	(26,203)	(54,453)
Equipment loans	1,831	3,086
Vehicle loan	26,285	30,703
	434,913	420,336
Current maturities of long-term debt	(241,596)	(207,006)
Long-term debt	$193,317	$213,330

See the debt restructuring subsequent event discussion in Note 11.

4. NOTE PAYABLE - RELATED PARTY

On October 26, 2006, APC Group borrowed $30,000 from Francine Forster. Francine Forster is the mother of a majority shareholder, President and Officer of APC Group, Ken Forster. A promissory note was issued for $30,000, with interest (10%) only for a period of 12 months with a final balloon payment due on October 26, 2007. APC repaid this note in full along with accrued interest of $1,250 on March 9, 2007.

On October 02, 2007, APC Group borrowed $10,000 from Richard Bienvenue a shareholder of APC Group. A promissory note was issued for $10,000, with interest (7%) only for a period of 12 months with a final balloon payment due on October 02, 2008.

5. LINE OF CREDIT

On November 30, 2006, a business loan was signed between APC Group and Denali State Bank establishing a $100,000 line of credit with a maturity date of November 30, 2007, at an annual interest rate of 6.25% with accrued interest paid monthly beginning December 30, 2006. A certificate of deposit in the amount of $100,000 was assigned by an APC Group shareholder as collateral for which APC Group issued 200,000 shares of common stock valued and expensed at $30,000 as loan costs.

6. MAJOR CUSTOMERS

During the year ended November 30, 2007, 14% of APC Group’s revenue was from one customer. During the year ended November 30, 2006, no one customer accounted for more than 10% of APC Group’s revenue.

7. INCOME TAX

APC Group uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, APC Group incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,187,000 at November 30, 2007, and will expire in the years 2026 through 2027.

At November 30, 2007 and 2006, deferred tax assets consisted of the following:

	2007	2006
Deferred tax assets
Net operating losses	$766,312	$450,000
Less: valuation allowance	(766,312)	(450,000)
Net deferred tax asset	$-	$-

8. PREFERRED STOCK

On January 9, 2006, the Board of Directors of APC Group amended the Articles of Incorporation to authorize 5,000,000 shares of preferred stock at $0.001 par value.

On January 25, 2006, APC Group issued 66,000 shares of preferred stock to Ken Forster, a majority shareholder, President and Officer of APC Group. The preferred stock is entitled to exercise at least a majority of the voting power. As a result, Mr. Forster has voting control of APC Group. The preferred stock of APC Group was valued at $16,499 and recorded as compensation expense.

9. COMMON STOCK

Between December 1, 2005 and November 30, 2006, APC Group issued 1,003,000 shares for $151,500 in cash and issued 750,000 shares, valued at $375,000, for services.

Between December 1, 2006 and August 31, 2007, APC Group issued 1,075,000 common shares for $215,000 in cash, issued 2,699,222 shares, valued at $511,743 for services and issued 200,000 common shares, valued and expensed at $30,000 as loan costs.

10. COMMITMENTS AND CONTINGENCIES

APC Group leases office and warehouse space in Fairbanks, Alaska under a month to month operating lease. The lease is cancelable with thirty days written notice. Rent expense was $17,150 and $14,400 for the years ended November 30, 2007, and 2006, respectively.

On June 11, 2007, APC Group made an Offer of Judgment to a former employee in the amount of $21,407 which was accepted. As of November 30, 2007, APC Group has accrued $28,755 consisting of $21,407 judgment amount, interest of $3,345 from April 1, 2006 to November 30, 2007 at the rate of 9.25% per annum, attorney fees of $3,853 at 18% of the judgment amount and filing fees of $150.

11. SUBSEQUENT EVENTS

On November 30, 2007, the $100,000 line of credit between APC Group and Denali State Bank was renewed with a new maturity date of November 30, 2008, at an annual interest rate of 5.95% with accrued interest paid monthly beginning December 30, 2007. A certificate of deposit in the amount of $100,000 was assigned by Ludwig Bergh, an APC Group shareholder, as collateral. On December 1, 2007, APC Group consented to issue 125,000 shares of common stock to Ludwig Bergh, valued at $25,000 as loan costs.

On February 21, 2008, APC Group and Reel Thing Innovations, Inc. amended their May 5, 2005 agreement to convert the past due amount consisting of $238,000 principal and $53,810 accrued late payment interest for 1,209,524 shares of APC’s common stock. The remaining balance of $195,000 shall be modified such that $5,000 is due on the effective date of the amended agreement and 24 installment payments of $7,916 beginning on August 1, 2008 and ending on August 1, 2010.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T). Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position

Kenneth S. Forster	46	President, CEO, Secretary and Treasurer
Richard L. Bienvenue	56	Director
Matthew Meyer	46	Director
Robert C. Tsigonis	56	Director
A. Roy Wilbur	60	Director

Kenneth S. Forster has served as our President and CEO since April 2003 and also as our Secretary and Treasurer since October 2006. Mr. Forster was not employed during March 2003. From June 2001 to February 2003, Mr. Forster was the Weatherman and Marketing Representative for CBS and Fox Television affiliates in Fairbanks, Alaska. From May 2000 to May 2001, he served as a Radio Talk Show Host for Clear Channel Communications of Fairbanks, Alaska, which produces radio programs. From April 1996 to May 2000, Mr. Forster was the Vice President of Marketing and Sales for Coconut Telegraph Company, which sold, serviced and maintained telecommunication equipment in Santa Barbara, California and the surrounding areas. From July 1994 to April 1996, Mr. Forster worked as President of Island Communications of Oregon, providing telecommunication contractors to the federal government, maintaining national forest communication equipment in southern Oregon and many local businesses, and for ten years prior to that, Mr. Forster was President of Business Telephone Services, which sold, serviced, engineered, manufactured and maintained telecommunication equipment throughout Southern California.

Richard L. Bienvenue, has served as a member of our board of directors since May 2007. Mr. Bienvenue has served as Vice President of AA Roofing, of Fairbanks, Alaska since 1982. Mr. Bienvenue has specialized education on construction. He is a member of the National Roofing Contractors Association.

Matthew Meyer has served as a member of our board of directors since June 2006 and as Chairman since May 2007. From September 2004 to present, Mr. Meyer has been employed as an Educational Advisor at Devry University. From February 2002 to September 2004, Mr. Meyer was employed as an Admissions Advisor at Charter College in Anchorage, Alaska. From January 2002 to February 2002, Mr. Meyer served as District Manager for the Anchorage Daily News. From July 1979 to January 2002, Mr. Meyer served in the United States Air Force and retired as Master Sergeant, E-7. Mr. Meyer received a Bachelors degree in Business from Wayland Baptist University and Associate degrees in both Financial Management and Personnel Management from the Community College of the Air Force. Mr. Meyer is a licensed real estate salesperson in the State of Alaska.

Robert C. Tsigonis has served as a member of our board of directors since June 2006. Mr. Tsigonis has over 34 years of experience as an engineer. From February 1998 to present, Mr. Tsigonis has been the Principal and sole owner of Lifewater Engineering Company, a consulting engineering and manufacturing company focusing on water, wastewater and environmental engineering projects in cold regions. Mr. Tsigonis is also a Lecturer on arctic engineering at the University of Washington in Seattle. Mr. Tsigonis received a Bachelors degree in engineering and geology from Dartmouth College, a Bachelors degree in general engineering from Thayer School of Engineering, a Masters degree in engineering and science management from the University of Alaska, and a Masters degree in theology from Christian Life School of Theology.

A. Roy Wilbur has served as a member of our board of directors since June 2006. Mr. Wilbur has over 40 years of experience as a Sheet Metal Journeyman. From April 1998 to present, Mr. Wilbur has been the President and director of Wilbur Brothers, Inc., an Alaska corporation in which he and his wife are the owners. Mr. Wilbur attended Edison Technical School in Seattle, Washington to become a Sheet Metal Journeyman.

There are no family relationships among our directors, executive officers or persons nominated to become directors or executive officers, except that Robert C. Tsigonis and A. Roy Wilbur are brothers-in-law. There are no arrangements or understandings between Mr. Forster, as the controlling shareholder, and the members of our board of directors regarding board compensation or board voting positions.

We are not aware of the occurrence during the last five years of any events that are material to an evaluation of the ability or integrity of any of our directors or executive officers such as the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting the involvement of such person in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the United States Securities Commission (the “SEC” or the “Commission”) or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

We do not have a standing audit, nominating, or compensation committee, or any other committees of our board of directors performing similar functions. We do not have an audit committee financial expert. We do not anticipate implementing any of these committees or seek an individual to serve as an audit committee financial expert until we are required to do so under federal or state corporate or securities laws or the rules of any stock exchange or inter-dealer quotation system on which our securities may be listed or cleared for quotation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. During our most recent fiscal year Kenneth S. Forster, Richard L. Bienvenue, John P. Hoff (a former director), Matthew Meyer, Robert C. Tsigonis and A. Roy Wilbur each failed to file a Form 3 to report their initial beneficial ownership of our common stock within the time period specified on such form after our common stock became registered under Section 12 of the Exchange Act.

In making these statements, we have relied upon examination of copies of Forms 3, 4 and 5 provided to us and any written representations of our directors, executive officers and 10% stockholders.

Code of Ethics

Our board of directors adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics. Persons wishing to make such a request should contact Secretary, APC Group, Inc., 3526 Industrial Avenue, Fairbanks, Alaska 99701.

Item 10.	Executive Compensation.

The table below sets forth, for our fiscal year ended November 30, 2007 and our last two completed fiscal years, the compensation earned by our President and CEO, who is our only “Named Executive Officer” as he is currently our only executive officer and no person who served as an executive officer during our last completed fiscal year received $100,000 or more of compensation during such year.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year(2)	Salary ($)		Stock Awards ($) (3)			All Other Compensation ($)			Total ($)

Kenneth S. Forster President, CEO, Secretary and Treasurer	2007 2006 2005	$ $ $	46,500 66,280 52,278	$ $ $	387,440 - 7,889	(4) (7)	$ $ $	13,916 16,500 -	(5) (6)	$ $ $	447,856 82,780 60,167

Christopher J. Dailey Former Treasurer	2007 2006 2005	$ $ $	- 37,932 41,937	$ $ $	- - 149,980	(8)	$ $ $	- - -		$ $ $	- 37,932 191,917

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)	The amounts for 2007 are only calculated through August 31, 2007.
(3)	Stock awards are valued based on the price per share of the last sale of our common stock to a third party as of the grant date.
(4)	Consists of 1,937,202 shares issued on May 3, 2007 for services as our sole executive officer.
(5)	Represents commissions paid in advance for future estimated sales. In the event that actual sales are less or more than estimated sales, the compensation is decreased or increased, respectively.
(6)	Consists of 66,000 shares of Series A preferred stock valued at $16,500 based upon an independent third-party valuation.
(7)	Consists of 39,444 shares issued on January 12, 2005 for services as our President.
(8)	Consists of 749,900 shares issued on January 12, 2005, for services as our Treasurer.

We and Kenneth S. Forster have orally agreed to compensation of $54,000 per year, and commissions at a rate of 10% on new accounts and 5% on reorders that result from Mr. Forster’s sales efforts. In addition, Mr. Forster has received bonuses in the form of stock awards at the sole discretion of our board of directors.

The table below sets forth, for our six month period ended May 31, 2007 and our last completed fiscal year, compensation earned by certain directors during the periods presented.

Compensation of Directors

DIRECTOR COMPENSATION (1)
Name	Year	Stock Awards ($)			Total ($)

Matthew Meyer	2007 2006	$ $	40,000 -	(2)	$ $	40,000 -

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)
Consists of 200,000 shares issued on May 3, 2007 as a one-time bonus for taking over as Chairman of our board of directors. Stock awards are valued based on the price per share of the last sale of our common stock to third parties as of the grant date.

Annual Fee - We do not have in effect a policy regarding an annual fee or other compensation for serving on our board of directors.

Equity Incentives - Our directors will be eligible to participate in any equity incentive plan which we may adopt in the future.

Other Benefits - We reimburse our directors for their reasonable expenses incurred in attending meetings of our board of directors. Our bylaws, subject to the provisions of Nevada Law, contain provisions which allow us to indemnify our directors and director nominees against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with their service to us if it is determined that that person acted in good faith and in a manner which he reasonably believed was in our best interest.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of April 27, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors, nominees and named executive officers; and (iii) all directors and executive officers as a group:

	Common Stock Beneficially Owned (without taking into account Series A Preferred Stock (1)			Common Stock and Series A Preferred Stock Beneficially Owned (1)
Name and address (2)	Number		Percent	Number		Percent

Kenneth S. Forster	4,837,202		21.2%	27,226,433	(7)	58.4%

A. Roy Wilbur and Brenda Wilbur	2,700,000		11.8%	2,700,000		5.8%

Public Company Management Corporation (3)	1,750,000		7.7%	1,750,000		3.8%

Christopher J. Dailey	1,400,000		6.1%	1,400,000		3.0%

Adrian Marangoni (4)	1,330,000		5.8%	1,330,000		2.6%

Reel-Thing Innovations, Inc.	1,209,524		5.3%	1,209,524		2.6%

Richard L. Bienvenue	1,000,000		4.4%	1,000,000		2.1%

Matthew Meyer (5)	285,000		1.2%	285,000		*

Robert C. Tsigonis (6)	155,000		*	155,000		*

Executive Officers and Directors	8,977,202	(5)(6)	39.3%	31,366,433	(5)(6)(7)	67.3%
As a Group (5 people)

* Less than 1%.

(1)
The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed to be outstanding for computing the percentage of ownership of such person holding such securities, but are not deemed outstanding for computing the percentage ownership of any other person. As of April 27, 2008, there were 22,845,746 shares of common stock outstanding, 1,334,524 of which had not been issued. We have authorized 100,000 shares of Series A preferred stock with super voting rights of which 66,000 shares are outstanding and held by Ken Forster, our only executive officer, as of April 27, 2008. Mr. Foster, solely voting his Series A preferred stock separately as a class, has the right to vote on all shareholder matters (including a vote for the election of directors) equal to fifty-one percent (51%) (or 23,778,225 shares of common stock) of a total vote of 46,623,971 shares of common stock, based on 22,845,746 shares of common stock outstanding as of April 27, 2008, and thereby controls APC.

(2)	The address is 3526 Industrial Avenue, Fairbanks, Alaska 99701.
(3)
Includes 500,000 shares owned by GoPublicToday.com and 1,250,000 shares owned by Public Company Management Corporation Services, Inc. GoPublicToday.com and Public Company Management Corporation Services are subsidiaries of Public Company Management Corporation, a reporting company of which Stephen Brock is the President and majority shareholder.

(4)	Includes 450,000 shares owned by a family member, who, based on our records with our transfer agent, shares the same household with Mr. Marangoni.
(5)	Includes 10,000 shares owned by Mr. Meyer’s spouse.
(6)	Includes an aggregate of 5,000 shares owned by family members, who, based on our records with the transfer agent, share the same household with Mr. Tsigonis.
(7)	Includes voting power over 23,778,225 shares of common stock pursuant to the super voting right of the Series A preferred stock.

Series A Preferred Stock

We have designated 100,000 shares of Series A preferred stock with super-voting rights. The purpose of the Series A preferred stock is to vest voting control of all shareholder matters (including a vote for the election of directors) with the holders of the Series A preferred stock to prevent a takeover. Our board of directors believed that it was in our best interest to vest such voting control with the person or persons operating our company. The Series A preferred stock may only be issued to the person or persons serving as our President and Treasurer. Their relative ownership interests shall be determined by our board of directors in its sole discretion. We issued 66,000 shares of Series A preferred stock to Kenneth S. Forster, who serves as our only executive officer, in consideration for his services as an executive officer valued at $16,500 and included in his compensation in 2006. We may issue 34,000 shares of Series A preferred stock if someone takes over as Treasurer. If Mr. Forster were to leave office, his shares of Series A preferred stock would revert back to us at $0.50 per share, be retired and restored to the status of authorized and unissued shares, and our board of directors, in its sole discretion, would have authority to issue the authorized and unissued shares as Series A preferred stock to any person serving as our President or Treasurer or both. No changes in Series A voting and ownership provisions are contemplated in connection with our efforts to become a fully reporting publicly traded company.

The holders of the Series A preferred stock voting separately as a class, have the right to vote on all shareholder matters (including the election of directors) equal to fifty-one percent (51%) of the total vote regardless of the number of common shares that may be issued in the future. For example, if there are 21,511,222 shares of our common stock issued and outstanding at the time of a shareholder vote, the holders of Series A preferred stock, voting separately as a class, will have the right to vote an aggregate of 22,389,231 shares, out of a total number of 43,900,453 shares voting. If the issued and outstanding shares of our common stock increased to 25,000,000, Mr. Forster, voting separately as a class, would have the right to vote an aggregate of 26,020,408 shares, out of a total number of 51,020,408 shares voting. There are no arrangements or understandings between Mr. Forster, as the controlling shareholder, and the members of our board of directors regarding board compensation or board voting positions. The holders of Series A preferred stock are not entitled to receive any dividends paid on our common stock, have no preemptive or other subscription rights, and there are no liquidation preferences, conversion rights or redemption or sinking fund provisions with respect to the shares of our Series A preferred stock. The Series A preferred stock may not be transferred, sold, assigned or hypothecated or transferred by will or by the laws of descent and distribution or for the benefit of any person. In the event of death or disability or the holder’s termination of service to us or removal from office without cause, such holder’s shares of Series A preferred stock shall revert back to us at $0.50 per share, shall be retired and restored to the status of authorized and unissued shares, and our board of directors, in its sole discretion, may reissue the authorized and unissued shares as Series A preferred stock to such holder’s successor in office.

We are in the process of having our common stock cleared for quotation on the OTCBB. In doing so, the OTCBB could require us to change the Series A preferred stock voting control status. We have not been informed that such a change would be required, but if it is, it would adversely affect the rights or preferences of the holders of the Series A preferred stock, and we would be required to obtain the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A preferred stock to change the stock voting control status.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Since the Beginning of Our Last Fiscal Year

In October 2007, we borrowed $30,000 from Richard L. Bienvenue who serves as one of our directors. We issued a twelve-month note for this principal amount to Mr. Bienvenue which bears interest at a rate of 7% per annum. The promissory note is scheduled to mature in October 2008, at which time a final balloon payment of the outstanding principal along with any accrued interest will due and payable. The dollar value of the amount involved in the transaction (including the dollar value of the amount of Mr. Bienvenue’s interest) is $10,725.

Currently Proposed

We have agreed to a transaction with PCMS, a wholly-owned subsidiary of PCMC, which is deemed to be the beneficial owner of 8.1% of our common stock without taking into account our Series A preferred stock as set forth in the table in “Item 4. Security Ownership of Certain Beneficial Owners and Management”. PCMS will provide us with regulatory compliance services during the first twelve (12) months that we are required to file periodic and other reports with the SEC and comply with Sarbanes-Oxley. The approximate dollar value of the amount involved in the transaction is $498,000 consisting of $48,000 cash and 750,000 shares of common stock valued at $375,000 and an additional 500,000 shares valued at $75,000 that we issued to PCMS for additional management consulting services beyond the hours contemplated under our agreement. We have issued an aggregate of 1,250,000 shares to PCMS and will pay PCMS $4,000 per month during the period that PCMS is providing us with the regulatory compliance services.  We valued the shares based upon the last third-party sale of our common stock which was at $0.50 per share when our board of directors granted the 750,000 shares to PCMS and $0.15 per share when our board of directors granted the additional 500,000 shares to PCMS.

We believe that our related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the services from third parties, if such transaction would be available from third parties. All ongoing and future transactions with such persons, including any loans from or compensation to such persons, will be approved by a majority of disinterested members of our board of directors.

Item 13. Exhibits.

Exhibit No.	Description of Exhibit

2.1 (1)	Plan of Conversion, dated April 28, 2005
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
3.3 (1)	Certificate of Amendment to Articles of Incorporation
4.1 (1)	Certificate of Designation of Series A Preferred Stock
10.1 (1)	Contract to Purchase Assets of Reel-Thing Innovations, Inc., dated July 10, 2003
10.2(2)	Amendment to Contract to Purchase Assets of Reel-Thing Innovations, Inc., dated May 5, 2005
10.3 (1)	Amended and Restated Contract for Services with PCMC, dated June 15, 2007
10.4(2)	Lease Agreement dated August 25, 2003
10.5(3)	Second Amendment to Contract to Purchase Assets of Reel-Thing Innovations, Inc., dated February 21, 2008
14*	Code of Ethics
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.
(1)	Filed as Exhibits 2.1, 3.1, 3.2, 3.3, 4.1, 10.1 and 10.2, respectively to the to the registrant’s Form 10-SB filed with the SEC on August 30, 2007, and incorporated herein by reference.
(2)	Filed as Exhibits 10.2 and 10.3, respectively to the to the registrant’s Form 10-SB/A, Amendment No. 1 filed with the SEC on February 12, 2008, and incorporated herein by reference.
(3)	Filed as Exhibits 10.5, respectively to the to the registrant’s Form 10/A, Amendment No. 2 filed with the SEC on May 16, 2008, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by Malone & Bailey, PC during the fiscal years ended November 30, 2006 and 2007:

	2006	2007

Audit Fees	$40,000	$40,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APC GROUP, INC.

Date: May 16, 2008	By: /s/ Kenneth S. Forster
Name: Kenneth S. Forster Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth S. Forster	President, Chief Executive Officer and Treasurer	May 16, 2008
Kenneth S. Forster	(Principal Executive Officer,
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Matthew Meyer	Director	May 16, 2008
Matthew Meyer

/s/ Robert C. Tsigonis	Director	May 16, 2008
Robert C. Tsigonis

/s/ A. Roy Wilbur	Director	May 16, 2008
A. Roy Wilbur