Form 10QSB
period 2008-02-29
APC Group, Inc
filed 2008-05-20
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ______

Commission File Number 000-52789

APC GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1069585
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3526 Industrial Ave, Fairbanks, AK 99701 (Address of principal executive offices)

(907) 457-2501 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 19, 2008, there were 22,845,746 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS
Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.	1

Item 2. Management's Discussion and Analysis.	5

Item 3. Controls and Procedures.	10

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.	10

Item 6. Exhibits.	12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

APC GROUP, INC.
BALANCE SHEETS
(unaudited)

	February 29,	November 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,119	$3,796
Accounts receivable, net of allowance of
$15,234 and $19,159, respectively	12,730	25,483
Inventory	117,598	87,865
Prepaid expenses	2,539	13,108
Total current assets	137,986	130,252

Property and equipment, net of accumulated depreciation
of $33,192 and $30,285, respectively	48,046	50,953

TOTAL ASSETS	$186,032	$181,205

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$107,769	$86,218
Accounts payable-related party	30,941	31,941
Accrued expenses	18,815	57,179
Note payable-related party	50,000	10,000
Line of credit	99,975	99,975
Current maturities of long-term debt	27,290	241,596
Total current liabilities	334,790	526,909

Long-term debt, net of current maturities	171,653	193,317
TOTAL LIABILITIES	506,443	720,226

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
66,000 shares issued and outstanding	66	66
Common stock, $0.001 par value; 50,000,000 shares authorized;
22,845,746 and 21,511,222 shares issued and outstanding, respectively	22,846	21,511
Additional paid-in-capital	3,047,033	2,728,701
Accumulated deficit	(3,390,356)	(3,289,299)
Total shareholders’ deficit	(320,411)	(539,021)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$186,032	$181,205

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENTS OF OPERATIONS
Three Months Ended February 29, 2008 and 2007
(unaudited)

	2008	2007

REVENUE	$39,011	$74,371
COST OF GOODS SOLD	15,350	33,395
Gross profit	23,661	40,976

OPERATING EXPENSES
Selling, general and administrative expenses	80,898	197,060
Depreciation expense	2,907	2,906

Net operating loss	(60,144)	(158,990)

OTHER EXPENSES
Loan costs	(25,000)	(30,000)
Interest expense	(15,913)	(13,718)

Net loss	$(101,057)	$(202,708)

Basic and diluted net loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding	21,741,180	17,768,587

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Three Months Ended February 29, 2008
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total

Balances, November 30, 2007	66,000	21,511,222	$66	$21,511	$2,728,701	$(3,289,299)	$(539,021)

Stock issued for:
Debt conversion	-	1,209,524	-	1,210	290,601	-	291,811
Loan costs	-	125,000	-	125	24,875	-	25,000

Additional debt discount from modification of debt	-	-	-	-	2,856	-	2,856

Net loss	-	-	-	-	-	(101,057)	(101,057)

Balances, February 29, 2008	66,000	22,845,746	$66	$22,846	$3,047,033	$(3,390,356)	$(320,411)

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended February 29, 2008 and 2007
(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(101,057)	$(202,708)

Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	-	84,303
Stock issued for loan costs	25,000	30,000
Depreciation	2,907	2,906
Accretion of discount on notes payable	5,858	8,000
Bad debt expense (recovery)	(3,925)	(149)
Changes in assets and liabilities
Accounts receivable	16,678	20,182
Inventory	(29,733)	(24,405)
Prepaid expenses	10,569	2,076
Accounts payable-trade	21,551	(27,086)
Accounts payable-related party	(1,000)	1,009
Accrued liabilities	15,447	5,894

Net cash used in operating activities	(37,705)	(99,978)

Cash flows from financing activities:
Net borrowings under revolving credit	-	99,775
Proceeds from issuance of debt to related party	40,000	-
Payments made on debt	(972)	(6,125)
Net cash provided by financing activities	39,028	93,650

Net increase (decrease) in cash and cash equivalents	1,323	(6,328)
Cash and cash equivalents, at beginning of period	3,796	13,637

Cash and cash equivalents, at end of period	$5,119	$7,309

Supplemental cash flows information:
Cash paid for interest	$15,555	$13,718
Cash paid for income tax	-	-

Noncash financing activities:
Stock issued for debt	$291,811	$-
Additional debt discount from modification of debt	2,856	-

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of APC Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in APC Group’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

2. GOING CONCERN

APC Group suffered losses in 2008 and 2007, has an accumulated deficit and a working capital deficit at February 29, 2008. These conditions raise substantial doubt as to APC Group’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if APC Group is unable to continue as a going concern.

3. LONG-TERM DEBT

On February 21, 2008, APC Group and Reel Thing Innovations, Inc. amended their May 5, 2005 agreement to convert the past due amounts of $238,000 principal and $53,811 accrued late payment interest for 1,209,524 common shares The remaining balance of $195,000 is due with $5,000 on the effective date of the amended agreement and 24 installment payments of $7,916 beginning on August 1, 2008 and ending on August 1, 2010. The loan was discounted by an additional $2,856 due to the non-interest bearing nature of the remaining payment schedule.

Balances of long-term debt obligations as of February 29, 2008 and scheduled maturities of that debt are set out below.

Note payable to Reel-Thing Innovations	$195,000
Loan discount	(23,201)
Equipment loans	1,510
Vehicle loan	25,634
198,943
Current maturities of long-term debt	(27,290)
Long-term debt	$171,653

4. NOTE PAYABLE - RELATED PARTY

On January 4, 2008, APC Group borrowed $40,000 from Richard Bienvenue, a shareholder of APC Group. Interest accrues at 7% per annum and there is no collateral. The principal and accrued interest is due in full on January 4, 2009.

5. LINE OF CREDIT

On November 30, 2007, the $100,000 line of credit between APC Group and Denali State Bank was renewed with a new maturity date of November 30, 2008, at an annual interest rate of 5.95% with accrued interest paid monthly beginning December 30, 2007. A certificate of deposit for $100,000 was assigned by Ludwig Bergh, an APC Group shareholder, as collateral. On December 1, 2007, APC Group issued 125,000 shares of common stock to Ludwig Bergh, valued at $25,000 as loan costs for him providing the collateral for the line of credit.

6. COMMON STOCK

Between December 1, 2007 and February 29, 2008, APC issued 1,209,524 common shares, valued at $291,811 for the conversion of debt and 125,000 common shares, valued and expensed at $25,000 as loan costs.

Item 2.  Management's Discussion and Analysis.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Our operations involve a number of risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

Overview

We market a number of patented watertight retractable power cord products for use in different industries. We also market our proprietary Arctic Leash brand polar extension cords.

Arctic Leash: Vehicle mount retractable polar extension cord reel for motor vehicles.
Boom Leash: Retractable polar cord reel for use with “Boom” trucks.
Wall Leash: Outdoor wall or pole mountable retractable polar cord reel for homes, business, and general use in all climates for homes, business, and industry.
MedReel: Retractable green dot cord reel for operating rooms, crash carts, IV poles, computer carts, and hospital beds in health care facilities.
Arctic Leash Extension Cords: Proprietary polar cords in all lengths and gauges.

Results of Operations

Three Months Ended February 29, 2008

Revenue decreased $35,360, or 48%, to $39,011 for the three months ended February 29, 2008, compared to revenue of $74,371 for the three months ended February 29, 2007. Much of the attention of our sole executive officer was diverted from generating sales to managing the going public process. The decrease in revenue was due to a decrease in sales. We plan to engage up to fifty (50) independent sales representatives during the remainder of fiscal 2008 to generate sales.

Cost of goods sold decreased $18,045, or 54%, to $15,350 for the three months ended February 29, 2008, compared to cost of goods sold of $33,395 for the three months ended February 29, 2007. The decrease in cost of goods sold was primarily due to the decrease in sales.

Gross profit decreased $17,315, or 42%, to $23,661 for the three months ended February 29, 2008, compared to gross profit of $40,976 for the three months ended February 29, 2007. The decrease in gross profit was due to the decrease in sales.

Our gross margin was 61% for the three months ended February 29, 2008, as compared to 55% for the three months ended February 29, 2007. Our overall gross margin for any period is directly affected by the mix of products that we sell during the period. The increase in gross margin was due to an increase in sales of higher margin Arctic Leash branded extension cords.

Selling, general and administrative expenses decreased $116,162, or 59%, to $80,898 for the three months ended February 29, 2008, compared to selling, general and administrative expenses of $197,060 for the three months ended February 29, 2007. The decrease in selling, general and administrative expenses was primarily due to a decrease in common stock issued for professional and other services. During the three months ended February 29, 2007, we issued shares to consultants related to our efforts to become a fully reporting, publicly traded company. We did not have such issuances during the three months ended February 29, 2008. The significant components of selling, general and administrative expenses for the three months ended February 29, 2007 and 2008, the percentage change over the three months ended February 29, 2007 and the expense level as a percentage of revenues are set forth in the table below:

	Three Months Ended February 29,
	2007	2008

Compensation	$37,237	$30,109
Percentage change over 2007		(19)%
As a percentage of revenues	50%	77%
Professional fees	$114,933	$25,465
Percentage change over 2007		(78)%
As a percentage of revenues	155%	65%
Other expenses	$44,890	$25,324
Percentage change over 2007		(44)%
As a percentage of revenues	60%	65%

During the three months ended February 29, 2007, professional fees included $84,303 due to 500,000 shares of common stock valued at $0.15 that we issued to Public Company Management Services, Inc. (“PCMS”) for additional management consulting services beyond the hours contemplated under our agreement (See the discussion, below, under the heading “Contractual Obligations”) and an aggregate of 62,020 shares valued at $0.15 that we issued to consultants for accounting and administrative services. There is no market for our common stock; however, we have filed a registration statement, and are taking other steps so that a market can develop. We valued the shares based upon the last third-party sale of our common stock at that time. Our expense level was disproportionate to our revenues because of these stock issuances and valuations. Although we did not issue stock for services during the three months ended February 29, 2008, we have a limited amount of cash and will likely be required to issue additional shares for services in the future. Although our expense level improved during the three months ended February 29, 2008, we expect a disproportionate expense level to persist until we can increase our revenue of which there can be no assurance. In addition, we believe that if there was a market for our common stock, people providing services to our company would consider it less risky and be willing to accept fewer shares at the market price which would decrease our expenses.

Depreciation expenses was $2,907 for the three months ended February 29, 2008, compared to depreciation expense of $2,906 for the three months ended February 29, 2007.

Net operating loss decreased $98,846, or 62%, to $60,144 for the three months ended February 29, 2008, compared to net operating loss of $158,990 for the three months ended February 29, 2007. The decrease in net operating loss was directly attributable to the decrease in selling, general and administrative expenses.

We had loan costs of $25,000 for the three months ended February 29, 2008 due to 125,000 shares of common stock valued at $0.20 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for the extension of a $100,000 line of credit that we have. We had loan costs of $30,000 for the three months ended February 29, 2007 due to 200,000 shares of common stock valued at $0.15 per share that we issued to the same shareholder for providing us with the collateral so we could secure the line of credit.

Interest expense increased $2,195, or 16%, to $15,913 for the three months ended February 29, 2008, compared to interest expense of $13,718 for the three months ended February 29, 2007. The increase in interest expense was due to an increase in past due payments to Reel-Thing Innovations, Inc. (“Reel-Thing”) which resulted in additional late payment interest. Reel-Thing and we revised our repayment schedule so we do not continue to incur late payment interest, but there can be no assurance; however, we expect our interest expense to continue to increase as we may be required to incur higher debt levels to fund operations.

We had net loss of $101,057 (or basic and diluted net loss per share of $0.00) for the three months ended February 29, 2008, compared to net loss of $202,708 (or basic and diluted net loss per share of $0.01) for the three months ended February 29, 2007. The decrease in net loss was primarily attributable to the decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Total current assets were $137,986 as of February 29, 2008, consisting of cash and cash equivalents of $5,119, net accounts receivable of $12,730, inventory of $117,598 and prepaid expenses of $2,539.

Total current liabilities were $334,790 as of February 29, 2007, consisting of trade accounts payable of $107,769, line of credit of $99,975, note payable to related party of $50,000, accounts payable to related party of $30,941, current maturities of long-term debt of $27,290 and accrued expenses of $18,815. Notes payable to related party includes two loans we received from Richard L. Bienvenue, one of our directors, which accrue interest at a rate of 7% per annum for a term of twelve months. Accounts payable to related party includes $29,255 that we owe to a former executive officer pursuant to offer of judgment and $1,686 that we owe to our President’s step-father. See “Part II, Item 1. Legal Proceedings,” below, for details regarding the offer in judgment.

As of February 29, 2008, we had a working capital deficit of $196,804. The ratio of current assets to current liabilities was 41% as of February 29, 2008. We plan to resolve our working capital deficit by converting our debt to equity and expanding our operations. For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock. As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit.

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

During the three months ended February 29, 2008, we had a net increase in cash and cash equivalents of $1,323 consisting of net cash provided by financing activities of $39,028 which was offset by net cash used in operating activities of $37,705. We did not have cash flows from investing activities for the three months ended February 29, 2008.

Net cash used in operating activities was $37,705 during the three months ended February 29, 2008, consisting of net loss of $101,057, an increase in inventory of $29,733, an adjustment for bad debt recovery of $3,925 and a decreases in accounts payable to related party of $1,000 which were offset by adjustments for stock issued for loan costs of $25,000, depreciation of $2,907 and accretion of discount on notes payable of $5,858, decreases in accounts receivable of $16,678 and prepaid expenses of $10,569 and increases in trade accounts payable of $21,551 and accrued liabilities of $15,447.

Net cash provided by financing activities was $39,028 for the three months ended February 29, 2008, consisting of proceeds from issuance of debt to related parties of $40,000 which was offset by payments made on debt of $972. Richard L. Bienvenue, a shareholder and one of our directors, provided the debt financing to us during the three months ended February 29, 2008.

On November 30, 2006, we obtained a $100,000 line of credit which originally matured on November 30, 2007, but was extended to November 30, 2008. The original annual interest rate was 6.25% with accrued interest paid monthly beginning December 30, 2006. The interest rate was reduced to 5.95% with the extension. A certificate of deposit in the amount of $100,000 was assigned by an APC Group shareholder as collateral for which APC Group issued 200,000 shares of common stock valued and expensed at $30,000 as loan costs. Our board of directors authorized the issuance of an additional 125,000 shares to the shareholder for use of the certificate of deposit as collateral for the extension. At February 29, 2008, there was $25 available to us under this line of credit.

At August 31, 2007, we had current maturities of long-term debt of $27,290, most of which is owed to Reel-Thing. On February 21, 2008, Reel-Thing and we amended our contract to purchase all of the assets of Reel-Thing to revise the repayment schedule. Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock. Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid. We paid $5,000 of the purchase price to Reel-Thing to finalize the amendment and we are scheduled to pay twenty-four (24) installment payments of $7,917 on the first business day of each month beginning on August 1, 2008..

We did not issue any stock for services during the three months ended February 29, 2008. Historically, we have issued a significant amount of shares as compensation to executive officers, employees and professional services providers for services rendered or to be rendered to us. We currently have a limited amount of cash and cash equivalents, and may be required to issue additional shares of common stock as compensation in the future. We value the shares based upon prior sales of our common stock to third parties, which is currently $0.20 per share which could cause our expense level to be disproportionate to our revenue. We believe that if there was a market for our common stock, our service providers would consider it less risky and be willing to accept fewer shares at the market price.

We need to raise $1,500,000 of additional financing in order to meet our cash requirements for the next twelve (12) months and to fully implement our business plan during the next twelve months. The funds would be used to increase manufacturing of our products, expand our research and development efforts, and attract a larger talented sales force. We intend to raise the financing in from the sale of common stock in one or more private placements or public offerings and/or from bank financing. We do not have any firm commitments or identified sources of additional capital from third parties or from our officers, directors or shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. If we are unable to raise additional financing on terms satisfactory to us, or at all, we would not be able to fully implement our business plan which would have a materially adverse effect our business and financial position and could cause us to delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

Contractual Obligations

In June 2004, we engaged GoPublicToday.com, Inc. (“GPT”) for $75,000 and 500,000 shares of our common stock to provide us with management consulting services in connection with our efforts to become a fully reporting publicly traded company. As of February 29, 2008, we had paid $64,500 and issued the 500,000 shares to GPT. The remaining cash compensation is due upon the effectiveness or abandonment of this registration statement. We also engaged PCMS, a sister-company of GPT for $48,000 and 750,000 shares of our common stock to provide us with regulatory compliance services during the first twelve (12) months that we are required to file periodic and other reports with the SEC and comply with Sarbanes-Oxley. We have issued the 750,000 shares to PCMS and will pay PCMS $4,000 per month during the period that PCMS is providing us with the regulatory compliance services. In February 2007, we issued an additional 500,000 shares to PCMS for additional management consulting services beyond the hours contemplated under our agreement. GPT and PCMS are subsidiaries of Public Company Management Corporation (“PCMC”), a fully reporting, public company.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. On an on-going basis, we evaluate our estimates. Actual results may differ from these estimates if our assumptions do not materialize or conditions affecting those assumptions change.

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

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. During the three months ended February 29, 2008 and 2007, no options were granted by us to our employees.

Going Concern Considerations

In its report dated April 20, 2008, our principal independent auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we suffered recurring losses of $889,462 and $675,488 in 2007 and 2006, respectively, and we had an accumulated deficit of $3,289,299 and a working capital deficit of $396,657 at November 30, 2007. These conditions persisted during the three months ended February 29, 2008, in which we suffered a loss of $101,057. We will try to raise additional capital from the sale of common stock in one or more private placements or public offerings and/or from bank financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result in the event that we cannot continue as a going concern. Our continuation as a going concern is dependent upon future events, including the acquisition of additional financing to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

Item 3.  Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal proceedings.

In April 2006, Adrian Marangoni, a former executive officer, filed a lawsuit against us in the District Court for the State of Alaska, Fourth Judicial District at Fairbanks seeking the payment of $21,407, which he claims he loaned to us, along with post judgment interest, costs and attorney’s fees. On June 11, 2007, we made an Offer of Judgment to Mr. Marangoni in the amount of $21,407 which was accepted. Mr. Marangoni has yet to file a form of final judgment computing interest, costs and attorney’s fees. As of February 29, 2008, we had accrued $29,255 consisting of the judgment amount, interest from April 1, 2006 to February 29, 2008 at the rate of 9.25% per annum, attorney fees at 18% of the judgment amount and filing fees.

From time to time, we may be a party to, and our properties may be the subject of, routine legal proceedings or threats of legal proceedings which we do not believe are material.

Item 2.  Unregistered Sales of Equity Securities.

On December 1, 2007, we sold 125,000 shares of common stock valued at $25,000 to Ludwig Bergh in consideration for a certificate of deposit in the amount of $100,000 that Mr. Bergh provided as collateral for a one-year extension of a $100,000 line of credit that we obtained from a commercial bank.

On February 21, 2008, we sold 1,209,524 shares to Reel-Thing to convert $291,811 of past due debt and accrued late payment interest.

We sold the shares in all of the foregoing transactions in reliance upon Section 4(2) of the Securities Act since none of the transactions involved underwriters, underwriting discounts or commissions; all shares were restricted from further sale or transfer by restrictive legends and applicable stop transfer instructions; no sales were made by general solicitation or advertising; sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment; and all investors either had a previous relationship with us or were given the opportunity to obtain any additional information.

Item 5. Other Information.

Item 1.01. Entry into a Material Definitive Agreement

On February 21, 2008, Reel-Thing and we amended our contract purchase all of the assets of Reel-Thing to revise the repayment schedule so we are no longer past due on our installment payments. In addition, Reel-Thing provided a waiver of their right to reversion of the assets during the period we were past due. Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock. Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid. We paid $5,000 of the purchase price to Reel-Thing to fina,lize the amendment and we are scheduled to pay twenty-four (24) installment payments of $7,916 on the first business day of each month beginning on August 1, 2008.

Item 2.03. Creation of a Direct Financial Obligation.

On January 4, 2008, Richard L. Bienvenue, a shareholder and one of our directors, loaned us $40,000 which accrues interest at a rate of 7% per annum. The principal and accrued interest of $2,800 will be due in one payment on January 4, 2009.

Item 6. Exhibits.

Exhibit No.	Description

10.1(1)	Second Amendment to Contract to Purchase Assets of Reel-Thing Innovations, Inc., dated February 21, 2008
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.
(1)	Filed as Exhibits 10.5 to the to the registrant’s Form 10/A, Amendment No. 2 filed with the SEC on May 16, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APC GROUP, INC.

Date: May 19, 2008	By:	/s/ Kenneth S. Forster
Name: Kenneth S. Forster
Title: President and Chief Executive Officer