Form 10KSB/A
period 2007-11-30
APC Group, Inc
filed 2008-06-20
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 1

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

APC Group, Inc. ("APC") is amending its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007 (the "Annual Report") which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2008, in response to comments that the SEC had on APC’s filings. Changes have been made to the following sections:

•	“Item 1. Description of Business” under the heading “Marketing and Distribution”;
•
“Item 6. Management Discussion and Analysis” under the headings “Results of Operations, Fiscal Year Ended November 30, 2007”, “Liquidity and Capital Resources” and “Risk Factors, Risk Related To Ownership of Our Common Stock”;

•
“Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act” under the heading “Executive Officers and Directors”; and

•	“Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the heading “Series A Preferred Stock”.

Although this Form 10-KSB/A contains all of the items required to be included in an Annual Report on Form 10-KSB, no other information in the original filing is amended hereby. The items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, this Form 10-KSB/A contains currently dated certifications from APC’s Chief Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the date of the original filing, and APC has not updated the disclosures contained herein to reflect events that occurred at a later date unless otherwise noted.

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

There are currently no material seasonal factors that impact our operations, such as greater demand during or in anticipation of colder weather. We have a mix of large and small retailers, including independent store owners and corporate chain stores, which prevents seasonality. Small retailers tend to purchase our products on an as needed basis during the Fall and Winter months, whereas large retailers purchase our products during the Spring and Summer months in anticipation of colder weather. As our business grows with independent store owners, there may be seasonality.

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

Our gross margin was 59% for the fiscal year ended November 30, 2007, as compared to 47% for the fiscal year ended November 30, 2006. The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%. Although this product has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords. Sometimes we price the Arctic Leash at cost to build relationships so that we can introduce our other products. Our overall gross margin for any period is directly affected by the mix of products that we sell during the period. We generated revenue of $42,933, or 22% of sales, and $134,984, or 51% of sales, from the sale of Arctic Leash watertight retractable extension cord reels for the fiscal years ended November 30, 2007 and 2006, respectively, as compared to revenue of $148,830, or 78% of sales, and $129,983, or 49% of sales, from the sale of Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel for those same periods. The significant increase in gross margin was due to an increase in sales of higher margin Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel.

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

As of November 30, 2007, we had a working capital deficit of $396,657. The ratio of current assets to current liabilities was 22% as of November 30, 2007. We plan to resolve our working capital deficit by converting our debt into equity and expending our operations. For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock. As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit. As of November 30, 2007, we had creditors that we plan to offer conversion on aggregate debt of $139,916 consisting of accounts payable to related parties of $31,941, a line of credit of $99,975 and $8,000 of trade accounts payable. The creditors are also current shareholders, persons who have previously provided services to us for shares of our common stock or persons who have previously converted amounts owed to them, so we believe that they may accept our offer, but there can be no assurance.

We believe that if we can generate annual revenue of $500,000, then we would have positive cash flow from operations. We plan to increase our revenue by engaging up to fifty (50) independent sales representatives to generate sales. The sales representatives will receive commissions based on their sales volume and mix of products sold, which would give us flexibility because of the large variance in the gross margin on the Arctic Leash, which is 30%, compared to some of our Arctic Leash private label extension cords, which is as high as 200%. We believe that we can attract sales representatives without a significant amount of additional capital.

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

We need to raise $1,500,000 of additional financing in order to meet our cash requirements for the next twelve (12) months and to fully implement our business plan. The funds would be used to increase manufacturing of our products, expand our research and development efforts, and attract a larger talented sales force. The table below depicts how we plan to utilize the additional financing in the event that 25%, 50%, 75% and 100% of the funds are raised; however, the amounts actually expended for any purposes may vary significantly and will depend on a number of factors, including the amount of our future revenues and the other factors described, below, under the heading “Risk Factors”. Accordingly, we will retain broad discretion in the allocation of any additional financing.

Purpose

Sales Force	$141,000	$300,000	$300,000	$300,000
Inventory	141,000	300,000	300,000	300,000
Advertising and Marketing	93,000	150,000	200,000	200,000
Technology and Software	-	-	75,000	75,000
Engineering and Testing	-	-	50,000	50,000
Misc. Other Purposes	-	-	106,000	575,000
Net Proceeds (1)	$375,000	$750,000	$1,125,000	$1,500,000

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

We have issued 66,000 of our outstanding Series A preferred stock to Kenneth S. Forster who, because of the terms of the stock, thereby controls our company, which may continue into perpetuity and he essentially cannot be replaced, and his interest may be different than, or adverse to the interests of our other stockholders.

Our board of directors designated 100,000 shares of Series A preferred stock with super-voting rights and issued 66,000 shares of Series A preferred stock to Kenneth S. Forster, our only executive officer. Mr. Forster, voting separately as a class, has the right to vote on all shareholder matters (including the election of directors) equal to fifty-one percent (51%) of the total vote regardless of the number of common shares that may be issued in the future. For example, if there are 21,511,222 shares of our common stock issued and outstanding at the time of a shareholder vote, Mr. Forster, voting separately as a class, would have the right to vote an aggregate of 22,389,231 shares, out of a total number of 43,900,453 shares voting. If the issued and outstanding shares of our common stock increased to 25,000,000, Mr. Forster, voting separately as a class, would have the right to vote an aggregate of 26,020,408 shares, out of a total number of 51,020,408 shares voting. Accordingly, Mr. Forster will exercise control over our company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. You should understand that the holder(s) of the Series A preferred stock, currently Mr. Forster, will always have voting control regardless of the number of shares of common stock that may be issued in the future and effectively cannot be replaced unless the holder(s) were to return the shares to us for cancellation and our board of directors terminated the Series A preferred stock designation. Mr. Forster’s interest may differ from the interests of our other stockholders and thus result in corporate decisions that are adverse to our other stockholders.

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

There are no family relationships among our directors, executive officers or persons nominated to become directors or executive officers, except that Robert C. Tsigonis and A. Roy Wilbur are brothers-in-law. There are no arrangements or understandings between Mr. Forster, as the controlling shareholder, and the members of our board of directors regarding board composition or board voting positions, such as Mr. Forster’s compensation and the issuance to him of the Series A preferred stock.

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

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year(2)	Salary ($)	Stock Awards ($) (3)		All Other Compensation ($)		Total ($)

Kenneth S. Forster	2007	$46,500	$387,440	(4)	$13,916	(5)	$447,856
President, CEO, Secretary	2006	$66,280	$-		$16,500	(6)	$82,780
and Treasurer	2005	$52,278	$7,889	(7)	$-		$60,167

Christopher J. Dailey	2007	$-	$-		$-		$-
Former Treasurer	2006	$37,932	$-		$-		$37,932
	2005	$41,937	$149,980	(8)	$-		$191,917

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)	The amounts for 2007 are only calculated through August 31, 2007.
(3)	Stock awards are valued based on the price per share of the last sale of our common stock to a third party as of the grant date.
(4)	Consists of 1,937,202 shares issued on May 3, 2007 for services as our sole executive officer.
(5)	Represents commissions paid in advance for future estimated sales. In the event that actual sales are less or more than estimated sales, the compensation is decreased or increased, respectively.
(6)	Consists of 66,000 shares of Series A preferred stock valued at $16,500 based upon an independent third-party valuation.
(7)	Consists of 39,444 shares issued on January 12, 2005 for services as our President.
(8)	Consists of 749,900 shares issued on January 12, 2005, for services as our Treasurer.

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

Compensation of Directors

DIRECTOR COMPENSATION (1)
Name	Year	Stock Awards ($)		Total ($)

Matthew Meyer	2007	$40,000	(2)	$40,000
	2006	$-		$-

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)
Consists of 200,000 shares issued on May 3, 2007 as a one-time bonus for taking over as Chairman of our board of directors. Stock awards are valued based on the price per share of the last sale of our common stock to third parties as of the grant date.

Annual Fee – We do not have in effect a policy regarding an annual fee or other compensation for serving on our board of directors.

Equity Incentives – Our directors will be eligible to participate in any equity incentive plan which we may adopt in the future.

Other Benefits – We reimburse our directors for their reasonable expenses incurred in attending meetings of our board of directors. Our bylaws, subject to the provisions of Nevada Law, contain provisions which allow us to indemnify our directors and director nominees against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with their service to us if it is determined that that person acted in good faith and in a manner which he reasonably believed was in our best interest.

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

You should understand that the holder(s) of the Series A preferred stock, currently Mr. Forster, will always have voting control regardless of the number of shares of common stock that may be issued in the future and effectively cannot be replaced unless the holder(s) returned the shares to us for cancellation and our board of directors terminated the Series A preferred stock designation. We are in the process of having our common stock cleared for quotation on the OTCBB. In doing so, the OTCBB could require us to change the Series A preferred stock voting control status. We have not been informed that such a change would be required, but if it is, it would adversely affect the rights or preferences of the holders of the Series A preferred stock, and we would be required to obtain the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A preferred stock to change the stock voting control status.

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

Item 13. Exhibits.

Exhibit No.	Description of Exhibit

2.1 (1)	Plan of Conversion, dated April 28, 2005
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
3.3 (1)	Certificate of Amendment to Articles of Incorporation
4.1 (1)	Certificate of Designation of Series A Preferred Stock
10.1 (1)	Contract to Purchase Assets of Reel-Thing Innovations, Inc., dated July 10, 2003
10.2(2)	Amendment to Contract to Purchase Assets of Reel-Thing Innovations, Inc., dated May 5, 2005
10.3 (1)	Amended and Restated Contract for Services with PCMC, dated June 15, 2007
10.4(2)	Lease Agreement dated August 25, 2003
10.5(3)	Second Amendment to Contract to Purchase Assets of Reel-Thing Innovations, Inc., dated February 21, 2008
14(4)	Code of Ethics
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.
(1)	Filed as Exhibits 2.1, 3.1, 3.2, 3.3, 4.1, 10.1 and 10.2, respectively to the to the registrant’s Form 10-SB filed with the SEC on August 30, 2007, and incorporated herein by reference.
(2)	Filed as Exhibits 10.2 and 10.3, respectively to the to the registrant’s Form 10-SB/A, Amendment No. 1 filed with the SEC on February 12, 2008, and incorporated herein by reference.
(3)	Filed as Exhibit 10.5 to the registrant’s Form 10/A, Amendment No. 2 filed with the SEC on May 16, 2008, and incorporated herein by reference.
(4)	Filed as Exhibit 14 to the registrant's Form 10-KSB filed with the SEC on May 16, 2008, and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

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

APC GROUP, INC.

Date: June 20, 2008	By:	/s/ Kenneth S. Forster
Name: Kenneth S. Forster Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth S. Forster	President, Chief Executive Officer and Treasurer	June 20, 2008
Kenneth S. Forster	(Principal Executive Officer,
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Matthew Meyer	Director	June 20, 2008
Matthew Meyer

/s/ Robert C. Tsigonis	Director	June 20, 2008
Robert C. Tsigonis

/s/ A. Roy Wilbur	Director	June 20, 2008
A. Roy Wilbur

/s/ Richard L. Bienvenue	Director	June 20, 2008
Richard L. Bienvenue