Form 10QSB/A
period 2008-02-29
APC Group, Inc
filed 2008-06-20
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

APC Group, Inc. ("APC") is amending its Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 2008 (the "Quarterly Report") which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2008, in response to comments that the SEC had on APC’s filings. Changes have been made to the following sections:

•	“Item 2. Management Discussion and Analysis” under the headings “Results of Operations, Three Months Ended February 29, 2008” and “Liquidity and Capital Resources”;

Although this Form 10-QSB/A contains all of the items required to be included in a Quarterly Report on Form 10-QSB, no other information in the original filing is amended hereby. The items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, this Form 10-QSB/A contains currently dated certifications from APC’s Chief Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing amended information, this Form 10-QSB/A continues to speak as of the date of the original filing, and APC has not updated the disclosures contained herein to reflect events that occurred at a later date unless otherwise noted.

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

Our gross margin was 61% for the three months ended February 29, 2008, as compared to 55% for the three months ended February 29, 2007. The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%. Although this product has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords. Sometimes we price the Arctic Leash at cost to build relationships so that we can introduce our other products. Our overall gross margin for any period is directly affected by the mix of products that we sell during the period. We generated revenue of $9,252, or 24% of sales, and $28,352, or 38% of sales, from the sale of Arctic Leash watertight retractable extension cord reels for the three months ended February 29, 2008 and 2007, respectively, as compared to revenue of $29,760, or 76% of sales, and $46,020, or 62% of sales, from the sale of Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel for those same periods. The increase in gross margin was due to an increase in sales of higher margin Arctic Leash branded extension cords and the MedReel.

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

As of February 29, 2008, we had a working capital deficit of $196,804. The ratio of current assets to current liabilities was 41% as of February 29, 2008. We plan to resolve our working capital deficit by converting our debt to equity and expanding our operations. For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock. As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit. As of February 29, 2008, we had creditors that we plan to offer conversion on aggregate debt of $138,916 consisting of accounts payable to related parties of $30,941, a line of credit of $99,975 and $8,000 of trade accounts payable. The creditors are also current shareholders, persons who have previously provided services to us for shares of our common stock or persons who have previously converted amounts owed to them, so we believe that they may accept our offer, but there can be no assurance.

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

We need to raise $1,500,000 of additional financing in order to meet our cash requirements for the next twelve (12) months and to fully implement our business plan during the next twelve months. The table below depicts how we plan to utilize the additional financing in the event that 25%, 50%, 75% and 100% of the funds are raised; however, the amounts actually expended for any purposes may vary significantly and will depend on a number of factors, including the amount of our future revenues and the other factors. Accordingly, we will retain broad discretion in the allocation of any additional financing.

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

PART II – OTHER INFORMATION

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