Form 10QSB
period 2008-05-31
APC Group, Inc
filed 2008-07-22
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ______

Commission File Number 000-52789

APC GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1069585 (IRS Employer Identification No.)

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

As of July 21, 2008, there were 23,822,889 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

APC GROUP, INC.
BALANCE SHEETS
(unaudited)

	May 31,	November 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$850	$3,796
Accounts receivable, net of allowance of $15,234 and $19,159, respectively	2,200	25,483
Inventory	112,636	87,865
Prepaid expenses	5,359	13,108
Total current assets	121,045	130,252

Property and equipment, net of accumulated depreciation of $36,099 and $30,285, respectively	45,139	50,953

TOTAL ASSETS	$166,184	$181,205

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$101,030	$86,218
Accounts payable-related party	31,447	31,941
Accrued expenses	19,309	57,179
Note payable-related party	125,619	10,000
Line of credit	99,975	99,975
Current maturities of long-term debt	48,434	241,596
Total current liabilities	425,814	526,909

Long-term debt, net of current maturities	148,450	193,317
TOTAL LIABILITIES	574,264	720,226

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;66,000 shares issued and outstanding	66	66
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,847,889 and 21,511,222 shares issued and outstanding, respectively	22,848	21,511
Additional paid-in-capital	3,047,781	2,728,701
Accumulated deficit	(3,478,775)	(3,289,299)
Total shareholders’ deficit	(408,080)	(539,021)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$166,184	$181,205

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

REVENUE	$24,104	$49,921	$63,115	$124,292
COST OF GOODS SOLD	10,407	20,298	25,757	53,693
Gross profit	13,697	29,623	37,358	70,599

OPERATING EXPENSES
Selling, general and administrative expenses	91,442	549,949	172,340	747,009
Depreciation expense	2,907	2,907	5,814	5,813

Net operating loss	(80,652)	(523,233)	(140,796)	(682,223)

OTHER EXPENSES
Loan costs	-	-	(25,000)	(30,000)
Interest expense	(7,767)	(22,374)	(23,680)	(36,092)

Net loss	$(88,419)	$(545,607)	$(189,476)	$(748,315)

Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.04)
Weighted average shares outstanding	22,847,446	19,919,767	22,297,336	18,873,485

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Six Months Ended May 31, 2008
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, November 30, 2007	66,000	21,511,222	$66	$21,511	$2,728,701	$(3,289,299)	$(539,021)

Stock issued for:
Cash	-	2,143	-	2	748	-	750
Debt conversion	-	1,209,524	-	1,210	290,601	-	291,811
Loan costs	-	125,000	-	125	24,875	-	25,000

Additional debt discount from modification of debt	-	-	-	-	2,856	-	2,856

Net loss	-	-	-	-	-	(189,476)	(189,476)

Balances, May 31, 2008	66,000	22,847,889	$66	$22,848	$3,047,781	$(3,478,775)	$(408,080)

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2008 and 2007
(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(189,476)	$(748,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	511,743
Stock issued for loan costs	25,000	30,000
Depreciation	5,814	5,813
Accretion of discount on notes payable	9,902	17,550
Bad debt recovery	(3,925)	(149)
Changes in assets and liabilities:
Accounts receivable	27,208	677
Inventory	(24,771)	(22,957)
Prepaid expenses	7,749	(7,803)
Accounts payable-trade	14,812	(48,898)
Accounts payable-related party	(494)	10,365
Accrued liabilities	15,941	(3,081)

Net cash used in operating activities	(112,240)	(255,055)

Cash flows from financing activities:
Net borrowings under revolving credit	-	79,775
Proceeds from sale of stock	750	215,000
Proceeds from issuance of related party debt	115,619	-
Payments made on debt	(7,075)	(41,010)
Net cash provided by financing activities	109,294	253,765

Net decrease in cash and cash equivalents	(2,946)	(1,290)
Cash and cash equivalents, at beginning of period	3,796	13,637

Cash and cash equivalents, at end of period	$850	$12,347

Supplemental cash flows information:
Cash paid for interest	$23,680	$36,091
Cash paid for income tax	-	-

Noncash financing activities:
Stock issued for debt	$291,811	$-
Additional debt discount for modification of debt	2,856	-

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of APC Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in APC Group’s Annual Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-SB have been omitted.

2. GOING CONCERN

APC Group suffered losses in 2008 and 2007, has an accumulated deficit and a working capital deficit at May 31, 2008. These conditions raise substantial doubt as to APC Group’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if APC Group is unable to continue as a going concern.

3. LONG-TERM DEBT

On February 21, 2008, APC Group and Reel Thing Innovations, Inc. amended their May 5, 2005 agreement to convert the past due amount consisting of $238,000 principal and $53,810 accrued late payment interest for 1,209,524 shares of APC’s common stock. The remaining balance of $195,000 shall be modified such that $5,000 is due on the effective date of the amended agreement and twenty-four (24) installment payments of $7,916 beginning on August 1, 2008 and ending on August 1, 2010.

Balances of long-term debt obligations as of May 31, 2008 and scheduled maturities of that debt are set out below.

Note payable to Reel-Thing Innovations	$190,000
Loan discount	(19,157)
Equipment loans	1,172
Vehicle loan	24,869
196,884
Current maturities of long-term debt	(48,434)
Long-term debt	$148,450

4. NOTE PAYABLE – RELATED PARTY

Between December 1, 2007 and May 31, 2008, APC Group borrowed an aggregate of $115,619 from two shareholders of APC Group. The loans are uncollateralized and accrue interest at 7% per annum. The loans have no fixed terms of repayment and are deemed payable on demand.

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

6. COMMON STOCK

Between December 1, 2007 and May 31, 2008, APC Group issued 2,143 common shares for $750 in cash, issued 1,209,524 common shares, valued at $291,811 for conversion of debt and accrued interest and issued 125,000 common shares, valued and expensed at $25,000 for loan costs.

7. SUBSEQUENT EVENTS

On July 15, 2008, APC Group issued an aggregate of 975,000 common shares to various parties for services rendered.

Item 2.  Management's Discussion and Analysis.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Our operations involve a number of risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-KSB, as amended, and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

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

Results of Operations for the Six Months Ended May 31, 2008 Compared to the Six Months Ended May 31, 2007

Revenue decreased $61,177, or 49%, to $63,115 for the six months ended May 31, 2008, compared to revenue of $124,292 for the six months ended May 31, 2007. Much of the attention of our sole executive officer was diverted from generating sales to managing the going public process. The decrease in revenue was due to a decrease in sales. We plan to engage up to fifty (50) independent sales representatives during the remainder of fiscal 2008 to generate sales.

Cost of goods sold decreased $29,936, or 52%, to $25,757 for the six months ended May 31, 2008, compared to cost of goods sold of $53,693 for the six months ended May 31, 2007. The decrease in cost of goods sold was primarily due to the decrease in sales.

Gross profit decreased $33,241, or 47%, to $37,358 for the six months ended May 31, 2008, compared to gross profit of $70,599 for the six months ended May 31, 2007. The decrease in gross profit was due to the decrease in sales.

Our gross margin was 59% for the six months ended May 31, 2008, as compared to 57% for the six months ended May 31, 2007. The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%. Although watertight retractable extension cord reel has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords. Sometimes we price the Arctic Leash at cost to build relationships so that we can introduce our other products. Our overall gross margin for any period is directly affected by the mix of products that we sell during the period. We generated revenue of $18,867, or 30% of sales, and $56,597, or 46% of sales, from the sale of Arctic Leash watertight retractable extension cord reels for the six months ended May 31, 2008 and 2007, respectively, as compared to revenue of $44,247, or 70% of sales, and $67,696, or 54% of sales, from the sale of Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel for those same periods. The increase in gross margin was due to an increase in sales of higher margin Arctic Leash branded extension cords and the MedReel relative to sales of Arctic Leash watertight retractable extension cord reels.

Selling, general and administrative expenses decreased $574,669, or 77%, to $172,340 for the six months ended May 31, 2008, compared to selling, general and administrative expenses of $747,009 for the six months ended May 31, 2007. The decrease in selling, general and administrative expenses was primarily due to a decrease in common stock issued for professional and other services. During the six months ended May 31, 2007, we issued shares to consultants related to our efforts to become a fully reporting, publicly traded company. We did not have such issuances during the six months ended May 31, 2008. The significant components of selling, general and administrative expenses for the six months ended May 31, 2007 and 2008, the percentage change over the six months ended May 31, 2007 and the expense level as a percentage of revenues are set forth in the table below:

	Six Months Ended May 31,
	2007	2008

Compensation	$507,368	$51,614
Percentage change over 2007		(90)%
As a percentage of revenues	408%	82%
Professional fees	$175,457	$62,149
Percentage change over 2007		(65)%
As a percentage of revenues	141%	98%
Other expenses	$64,184	$58,577
Percentage change over 2007		(9)%
As a percentage of revenues	52%	93%

During the six months ended May 31, 2007, compensation included $387,440 due to 1,937,202 shares of our common stock valued at $0.20 per share that we issued to Kenneth S. Forster, our only executive officer, for compensation, and $40,000 due to 200,000 shares valued at $0.20 per share that we issued to Matthew Meyer for taking over as Chairman of our board of directors. During the six months ended May 31, 2007, professional fees included $114,303 due to 500,000 shares of common stock valued at $0.15 per share that we issued to Public Company Management Services, Inc. (“PCMS”) for additional management consulting services beyond the hours contemplated under our agreement (See the discussion, below, under the heading “Contractual Obligations”), $30,000 due to 200,000 shares of common stock valued at $0.15 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for a $100,000 line of credit that we secure and $9,303 due to an aggregate of 62,020 shares valued at $0.15 that we issued to consultants for accounting and administrative services. There is no market for our common stock; however, we have filed a registration statement, and are taking other steps so that a market can develop. We valued the shares based upon the last third-party sale of our common stock at that time. Our expense level was disproportionate to our revenues because of these stock issuances and valuations. Although we did not issue stock for services during the six months ended May 31, 2008, we have a limited amount of cash and will likely be required to issue additional shares for services in the future. Although our expense level improved during the six months ended May 31, 2008, we expect a disproportionate expense level to persist until we can increase our revenue of which there can be no assurance. In addition, we believe that if there was a market for our common stock, people providing services to our company would consider it less risky and be willing to accept fewer shares at the market price which would decrease our expenses.

Depreciation expenses was $5,814 for the six months ended May 31, 2008, compared to depreciation expense of $5,813 for the six months ended May 31, 2007.

Net operating loss decreased $541,427, or 79%, to $140,796 for the six months ended May 31, 2008, compared to net operating loss of $682,223 for the six months ended May 31, 2007. The decrease in net operating loss was directly attributable to the decrease in selling, general and administrative expenses.

We had loan costs of $25,000 for the six months ended May 31, 2008 due to 125,000 shares of common stock valued at $0.20 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for the extension of a $100,000 line of credit that we have. We had loan costs of $30,000 for the six months ended May 31, 2007 due to 200,000 shares of common stock valued at $0.15 per share that we issued to the same shareholder for providing us with the collateral so we could secure the line of credit.

Interest expense decreased $12,412, or 34%, to $23,680 for the six months ended May 31, 2008, compared to interest expense of $36,092 for the six months ended May 31, 2007. The decrease in interest expense was due to a decrease in past due payments to Reel-Thing Innovations, Inc. (“Reel-Thing”). In February 2008, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock, discussed below.

We had net loss of $189,476 (or basic and diluted net loss per share of $0.01) for the six months ended May 31, 2008, compared to net loss of $748,315 (or basic and diluted net loss per share of $0.04) for the six months ended May 31, 2007. The decrease in net loss was primarily attributable to the decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Total current assets were $121,045 as of May 31, 2008, consisting of cash and cash equivalents of $850, net accounts receivable of $2,200, inventory of $112,636 and prepaid expenses of $5,359.

Total current liabilities were $425,814 as of May 31, 2008, consisting of note payable to related party of $125,619, trade accounts payable of $101,030, line of credit of $99,975, current maturities of long-term debt of $48,434, accounts payable to related party of $31,447, and accrued expenses of $19,309. Notes payable to related party includes loans of $105,119 that we have received from Richard L. Bienvenue and a loan of $10,500 that we received from Matthew Meyer, who are members of our board of directors. The loans accrue interest at a rate of 7% per annum. The loans have no fixed terms of repayment and are deemed payable on demend. Accounts payable to related party includes $29,761 that we owe to a former executive officer pursuant to offer of judgment and $1,686 that we owe to our President’s step-father. See “Part II, Item 1. Legal Proceedings,” below, for details regarding the offer in judgment.

As of May 31, 2008, we had a working capital deficit of $304,769. The ratio of current assets to current liabilities was 28% as of May 31, 2008. We plan to resolve our working capital deficit by converting our debt to equity and expanding our operations. For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock. As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit. As of May 31, 2008, we had creditors that we plan to offer conversion on aggregate debt of $155,395 consisting of accounts payable to related parties of $31,447, a line of credit of $99,975 and $23,973 of trade accounts payable. The creditors are also current shareholders, persons who have previously provided services to us for shares of our common stock or persons who have previously converted amounts owed to them, so we believe that they may accept our offer, but there can be no assurance.

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

During the six months ended May 31, 2008, we had a net decrease in cash and cash equivalents of $2,946 consisting of net cash used in operating activities of $112,240 which was offset by net cash provided by financing activities of $109,294. We did not have cash flows from investing activities for the six months ended May 31, 2008.

Net cash used in operating activities was $112,240 during the six months ended May 31, 2008, consisting of net loss of $189,476, an increase in inventory of $24,771, an adjustment for bad debt recovery of $3,925 and a decreases in accounts payable to related party of $494 which were offset by adjustments for stock issued for loan costs of $25,000, depreciation of $5,814 and accretion of discount on notes payable of $9,902, decreases in accounts receivable of $27,208 and prepaid expenses of $7,749 and increases in trade accounts payable of $14,812 and accrued liabilities of $15,941.

Net cash provided by financing activities was $109,294 for the six months ended May 31, 2008, consisting of proceeds from issuance of debt to related parties of $115,619 and proceeds from the sale of stock of $750 which were offset by payments made on debt of $7,075. Richard L. Bienvenue and Matthew Meyer, shareholders and members of our board of directors, provided the debt financing to us.

On November 30, 2006, we obtained a $100,000 line of credit which originally matured on November 30, 2007, but was extended to November 30, 2008. The original annual interest rate was 6.25% with accrued interest paid monthly beginning December 30, 2006. The interest rate was reduced to 5.95% with the extension. A certificate of deposit in the amount of $100,000 was assigned by an APC Group shareholder as collateral for which APC Group issued 200,000 shares of common stock valued and expensed at $30,000 as loan costs. Our board of directors authorized the issuance of an additional 125,000 shares to the shareholder for use of the certificate of deposit as collateral for the extension. At May 31, 2008, there was $25 available to us under this line of credit.

At August 31, 2007, we had current maturities of long-term debt of $27,290, most of which was owed to Reel-Thing. On February 21, 2008, Reel-Thing and we amended our contract to purchase all of the assets of Reel-Thing to revise the repayment schedule. Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock. Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid. We paid $5,000 of the purchase price to Reel-Thing to finalize the amendment and we are scheduled to pay twenty-four (24) installment payments of $7,917 on the first business day of each month beginning on August 1, 2008.

We did not issue any stock for services during the six months ended May 31, 2008. Historically, we have issued a significant amount of shares as compensation to executive officers, employees and professional services providers for services rendered or to be rendered to us. We currently have a limited amount of cash and cash equivalents, and may be required to issue additional shares of common stock as compensation in the future. We value the shares based upon prior sales of our common stock to third parties, which is currently $0.35 per share which could cause our expense level to be disproportionate to our revenue. We believe that if there was a market for our common stock, our service providers would consider it less risky and be willing to accept fewer shares at the market price.

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

Purpose

Sales Force	$141,000	$300,000	$300,000	$300,000
Inventory	141,000	300,000	300,000	300,000
Advertising and Marketing	93,000	150,000	200,000	200,000
Technology and Software	-	-	75,000	75,000
Engineering and Testing	-	-	50,000	50,000
Misc. Other Purposes	-	-	200,000	575,000
Net Proceeds (1)	$375,000	$750,000	$1,125,000	$1,500,000

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

Contractual Obligations

In June 2004, we engaged GoPublicToday.com, Inc. (“GPT”) for $75,000 and 500,000 shares of our common stock to provide us with management consulting services in connection with our efforts to become a fully reporting publicly traded company. As of May 31, 2008, we had paid $64,500 and issued the 500,000 shares to GPT. The remaining cash compensation is due upon the effectiveness or abandonment of this registration statement. We also engaged PCMS, a sister-company of GPT for $48,000 and 750,000 shares of our common stock to provide us with regulatory compliance services during the first twelve (12) months that we are required to file periodic and other reports with the SEC and comply with Sarbanes-Oxley. We have issued the 750,000 shares to PCMS and will pay PCMS $4,000 per month during the period that PCMS is providing us with the regulatory compliance services. In February 2007, we issued an additional 500,000 shares to PCMS for additional management consulting services beyond the hours contemplated under our agreement. GPT and PCMS are subsidiaries of Public Company Management Corporation (“PCMC”), a fully reporting, public company.

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

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. During the six months ended May 31, 2008 and 2007, no options were granted by us to our employees.

Going Concern Considerations

In its report dated April 20, 2008, our principal independent auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we suffered recurring losses of $889,462 and $675,488 in 2007 and 2006, respectively, and we had an accumulated deficit of $3,289,299 and a working capital deficit of $396,657 at November 30, 2007. These conditions persisted during the six months ended May 31, 2008, in which we suffered a loss of $189,476. We will try to raise additional capital from the sale of common stock in one or more private placements or public offerings and/or from bank financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result in the event that we cannot continue as a going concern. Our continuation as a going concern is dependent upon future events, including the acquisition of additional financing to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2006, Adrian Marangoni, a former executive officer, filed a lawsuit against us in the District Court for the State of Alaska, Fourth Judicial District at Fairbanks seeking the payment of $21,407, which he claims he loaned to us, along with post judgment interest, costs and attorney’s fees. On June 11, 2007, we made an Offer of Judgment to Mr. Marangoni in the amount of $21,407 which was accepted. Mr. Marangoni has yet to file a form of final judgment computing interest, costs and attorney’s fees. As of May 31 2008, we had accrued $29,761 consisting of the judgment amount, interest from April 1, 2006 to May 31, 2008 at the rate of 9.25% per annum, attorney fees at 18% of the judgment amount and filing fees.

From time to time, we may be a party to, and our properties may be the subject of, routine legal proceedings or threats of legal proceedings which we do not believe are material.

Item 2.  Unregistered Sales of Equity Securities.

On March 19, 2008, we sold 2,143 shares of common stock valued at $750 cash to one of our exitsting shareholders.

We sold the shares in all of the foregoing transaction in reliance upon Section 4(2) of the Securities Act since the transaction did not involve underwriters, underwriting discounts or commissions; all shares were restricted from further sale or transfer by restrictive legends and applicable stop transfer instructions; no sales were made by general solicitation or advertising; sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment; and all investors either had a previous relationship with us or were given the opportunity to obtain any additional information.

Item 5. Other Information.

Item 2.03. Creation of a Direct Financial Obligation.

In April and May, 2008, Richard L. Bienvenue, a shareholder and one of our directors, loaned us an aggregate of $65,119 which accrues interest at a rate of 7% per annum. The loan has no fixed terms of repayment and is deemed payable on demand.

In March, 2008, Matthew Meyer, a shareholder and one of our directors, loaned us $10,500 which accrues interest at a rate of 7% per annum. The loan has no fixed terms of repayment and is deemed payable on demand.

Item 6. Exhibits.

Exhibit No.	Description

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APC GROUP, INC.

Date: July 22, 2008	By:	/s/ Kenneth S. Forster
Name: Kenneth S. Forster Title: President and Chief Executive Officer