Form 10QSB
period 2008-08-31
APC Group, Inc
filed 2008-10-15
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

As of October 15, 2008, there were 32,854,475 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

APC GROUP, INC.
BALANCE SHEETS
(unaudited)

	August 31,	November 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,240	$3,796
Accounts receivable, net of allowance of $15,234 and $19,159, respectively	1,678	25,483
Inventory	109,812	87,865
Prepaid expenses	2,540	13,108
Total current assets	136,270	130,252

Property and equipment, net of accumulated depreciation of $39,006 and $30,285, respectively	42,232	50,953

TOTAL ASSETS	$178,502	$181,205

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$116,761	$86,218
Accounts payable-related party	30,267	31,941
Accrued expenses	7,377	57,179
Note payable-related party	174,709	10,000
Line of credit	99,975	99,975
Current maturities of long-term debt	96,685	241,596
Total current liabilities	525,774	526,909

Long-term debt, net of current maturities	104,313	193,317
TOTAL LIABILITIES	630,087	720,226

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 66,000 shares issued and outstanding	66	66
Common stock, $0.001 par value; 50,000,000 shares authorized; 32,854,475 and 21,511,222 shares issued and outstanding, respectively	32,855	21,511
Additional paid-in-capital	6,656,524	2,728,701
Accumulated deficit	(7,141,030)	(3,289,299)
Total shareholders’ deficit	(451,585)	(539,021)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$178,502	$181,205

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

REVENUE	$28,286	$28,730	$91,401	$153,022
COST OF GOODS SOLD	8,563	7,758	34,320	61,451
Gross profit	19,723	20,972	57,081	91,571

OPERATING EXPENSES
Selling, general and administrative expenses	3,669,567	87,559	3,841,907	834,568
Depreciation expense	2,907	2,907	8,721	8,720

Net operating loss	(3,652,751)	(69,494)	(3,793,547)	(751,717)

OTHER EXPENSES
Loan costs	-	-	(25,000)	(30,000)
Interest expense	(9,504)	(15,150)	(33,184)	(51,241)

Net loss	$(3,662,255)	$(84,644)	$(3,851,731)	$(832,958)

Basic and diluted net loss per share	$(0.14)	$(0.00)	$(0.17)	$(0.04)
Weighted average shares outstanding	25,381,710	21,511,222	23,319,985	19,975,149

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Nine Months Ended August 31, 2008
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, November 30, 2007	66,000	21,511,222	$66	$21,511	$2,728,701	$(3,289,299)	$(539,021)

Stock issued for:
Cash	-	33,729	-	34	15,716	-	15,750
Services	-	9,975,000	-	9,975	3,593,775	-	3,603,750
Debt conversion	-	1,209,524	-	1,210	290,601	-	291,811
Loan costs	-	125,000	-	125	24,875	-	25,000

Additional debt discount from modification of debt	-	-	-	-	2,856	-	2,856

Net loss	-	-	-	-	-	(3,851,731)	(3,851,731)

Balances, August 31, 2008	66,000	32,854,475	$66	$32,855	$6,656,524	$(7,141,030)	$(451,585)

The accompanying notes are an integral part of these financial statements.

APC GROUP, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2008 and 2007
(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(3,851,731)	$(832,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	3,603,750	511,743
Stock issued for loan costs	25,000	30,000
Depreciation	8,721	8,720
Accretion of discount on notes payable	13,965	22,125
Bad debt recovery	(3,925)	(8,420)
Changes in assets and liabilities:
Accounts receivable	27,730	44,086
Inventory	(21,947)	(44,828)
Prepaid expenses	10,568	2,076
Accounts payable-trade	30,543	(31,477)
Accounts payable-related party	(1,674)	14,057
Accrued liabilities	4,009	2,161

Net cash used in operating activities	(154,991)	(282,715)

Cash flows from financing activities:
Net borrowings under revolving credit	-	97,775
Proceeds from sale of stock	15,750	215,000
Proceeds from issuance of related party debt	165,619	-
Payments made on debt	(7,934)	(42,082)
Net cash provided by financing activities	173,435	270,693

Net increase (decrease) in cash and cash equivalents	18,444	(12,022)
Cash and cash equivalents, at beginning of period	3,796	13,637

Cash and cash equivalents, at end of period	$22,240	$1,615

Supplemental cash flows information:
Cash paid for interest	$28,729	$47,189
Cash paid for income tax	-	-

Noncash financing activities:
Stock issued for debt	$291,811	$-
Additional debt discount for modification of debt	2,856	-

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

2. GOING CONCERN

APC Group suffered losses in 2008 and 2007, has an accumulated deficit and a working capital deficit at August 31, 2008. These conditions raise substantial doubt as to APC Group’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if APC Group is unable to continue as a going concern.

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

Balances of long-term debt obligations as of August 31, 2008 and scheduled maturities of that debt are set out below.

Note payable to Reel-Thing Innovations	$190,000
Loan discount	(15,094)
Equipment loans	906
Vehicle loan	25,186
200,998
Current maturities of long-term debt	(96,685)
Long-term debt	$104,313

4. NOTE PAYABLE – RELATED PARTY

Between December 1, 2007 and August 31, 2008, APC Group borrowed an aggregate of $165,619 from two shareholders of APC Group. The loans are unsecured and accrue interest at 8% per annum. The loans have no fixed terms of repayment and are deemed payable on demand. $50,000 of these loans is convertible into common stock at a rate of $0.50. APC Group evaluated the convertible portion under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative and determined both were not applicable. APC Group then evaluated the convertible portion under EITF’s 98-5 and 00-27 for consideration of beneficial conversion feature and determined none existed.

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

6. COMMON STOCK

Between December 1, 2007 and August 31, 2008, APC Group issued 33,729 common shares for $15,750 in cash, issued 8,000,000 common shares, valued at $2,800,000 to Ken Foster, President, as a bonus for services rendered, issued 1,975,000 common shares, valued at $803,750 to various parties for services rendered, issued 1,209,524 common shares, valued at $291,811 for conversion of debt and accrued interest and issued 125,000 common shares, valued and expensed at $25,000 for loan costs.

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

Results of Operations for the Nine Months Ended August 31, 2008 Compared to the Nine Months Ended August 31, 2007

Revenue decreased $61,621, or 40%, to $91,401 for the nine months ended August 31, 2008, compared to revenue of $153,022 for the nine months ended August 31, 2007. Much of the attention of our sole executive officer was diverted from generating sales to managing the going public process which ended on August 7, 2008, when our common stock was cleared for quotation on the over-the-counter Bulletin Board (the “OTCBB”). The decrease in revenue was due to a decrease in sales. We plan to engage up to fifty (50) independent sales representatives during the next fiscal year to generate sales.

Cost of goods sold decreased $27,131, or 44%, to $34,320 for the nine months ended August 31, 2008, compared to cost of goods sold of $61,451 for the nine months ended August 31, 2007. The decrease in cost of goods sold was primarily due to the decrease in sales.

Gross profit decreased $34,490, or 38%, to $57,081 for the nine months ended August 31, 2008, compared to gross profit of $91,571 for the nine months ended August 31, 2007. The decrease in gross profit was due to the decrease in sales.

Our gross margin was 62% for the nine months ended August 31, 2008, as compared to 60% for the nine months ended August 31, 2007. The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%. Although the Arctic Leash watertight retractable extension cord reel has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords. Sometimes we price the Arctic Leash watertight retractable extension cord reel at cost to build relationships so that we can introduce our other products. Our overall gross margin for any period is directly affected by the mix of products that we sell during the period. We generated revenue of $20,252, or 22% of sales, and $56,177, or 37% of sales, from the sale of Arctic Leash watertight retractable extension cord reels for the nine months ended August 31, 2008 and 2007, respectively, as compared to revenue of $71,149, or 78% of sales, and $96,845, or 63% of sales, from the sale of Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel for those same periods. The increase in gross margin was due to an increase in sales of higher margin Arctic Leash branded extension cords and the MedReel relative to sales of Arctic Leash watertight retractable extension cord reels.

Selling, general and administrative expenses increased $3,007,339, to $3,841,907 for the nine months ended August 31, 2008, compared to selling, general and administrative expenses of $834,568 for the nine months ended August 31, 2007. The increase in selling, general and administrative expenses during August 31, 2008, was primarily due to an increase in common stock issued as bonuses to Kenneth F. Forster, our only executive officer valued at $2,800,000, and the members of our board of directors valued at $93,750 for their services in getting our common stock cleared for quotation on the OTCBB. We also issued 7500,000 shares of common stock valued at $0.50 per share to Public Company Management Services, Inc. (“PCMS”) for additional management consulting services beyond the hours contemplated under our agreement (See the discussion, below, under the heading “Contractual Obligations”). We did not have such issuances during the nine months ended August 31, 2007. The significant components of selling, general and administrative expenses for the nine months ended August 31, 2007 and 2008, the percentage change over the nine months ended August 31, 2007 and the expense level as a percentage of revenues are set forth in the table below:

	Nine months Ended August 31,
	2007	2008

Compensation	$544,552	$2,962,314
Percentage change over 2007		444%
As a percentage of revenues	356%	3,241%
Professional fees	$209,136	$803,866
Percentage change over 2007		284%
As a percentage of revenues	137%	879%
Other expenses	$80,879	$75,727
Percentage change over 2007		(6)%
As a percentage of revenues	53%	83%

During the nine months ended August 31, 2007, compensation included $387,440 due to 1,937,202 shares of our common stock valued at $0.20 per share that we issued to Kenneth S. Forster, our only executive officer, for compensation, and $40,000 due to 200,000 shares valued at $0.20 per share that we issued to Matthew Meyer for taking over as Chairman of our board of directors. During the nine months ended August 31, 2007, professional fees included $114,303 due to 500,000 shares of common stock valued at $0.15 per share that we issued to PCMS for additional management consulting services beyond the hours contemplated under our agreement (See the discussion, below, under the heading “Contractual Obligations”), $30,000 due to 200,000 shares of common stock valued at $0.15 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for a $100,000 line of credit that we secured and $9,303 due to an aggregate of 62,020 shares valued at $0.15 per share that we issued to consultants for accounting and administrative services. Our common stock was cleared for quotation on the OTCBB on August 7, 2008; however, the current market for our common stock is illiquid and extremely volatile. Prior to August 7, 2008, there was no market for our common stock, and we valued the shares based upon the last third-party sale of our common stock at that time. Our expense level was disproportionate to our revenues because we have been required to issue large amounts of stock due to the risk associated with their being either no market for our common stock or an illiquid, volatile market. We have a limited amount of cash and will likely be required to issue additional shares for services in the future. We expect a disproportionate expense level to persist until we can increase our revenue of which there can be no assurance. In addition, we believe that if there was a liquid, nonvolatile market for our common stock, people providing services to our company would consider it less risky and be willing to accept fewer shares at the market price which would decrease our expenses.

Depreciation expenses was $8,721 for the nine months ended August 31, 2008, compared to depreciation expense of $8,720 for the nine months ended August 31, 2007.

Net operating loss increased $3,041,830 to $3,793,547 for the nine months ended August 31, 2008, compared to net operating loss of $751,717 for the nine months ended August 31, 2007. The increase in net operating loss was directly attributable to the increase in selling, general and administrative expenses.

We had loan costs of $25,000 for the nine months ended August 31, 2008 due to 125,000 shares of common stock valued at $0.20 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for the extension of a $100,000 line of credit that we have. We had loan costs of $30,000 for the nine months ended August 31, 2007 due to 200,000 shares of common stock valued at $0.15 per share that we issued to the same shareholder for providing us with the collateral so we could secure the line of credit.

Interest expense decreased $18,057, or 35%, to $33,184 for the nine months ended August 31, 2008, compared to interest expense of $51,241 for the nine months ended August 31, 2007. The decrease in interest expense was due to a decrease in past due payments to Reel-Thing Innovations, Inc. (“Reel-Thing”). In February 2008, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock, discussed below.

We had net loss of $3,851,731 (or basic and diluted net loss per share of $0.17) for the nine months ended August 31, 2008, compared to net loss of $832,958 (or basic and diluted net loss per share of $0.04) for the nine months ended August 31, 2007. The increase in net loss was primarily attributable to the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

Total current assets were $136,270 as of August 31, 2008, consisting of cash and cash equivalents of $22,240, net accounts receivable of $1,678, inventory of $109,812 and prepaid expenses of $2,540.

Total current liabilities were $525,774 as of August 31, 2008, consisting of note payable to related party of $174,709, trade accounts payable of $116,761, line of credit of $99,975, current maturities of long-term debt of $96,685, accounts payable to related party of $30,267, and accrued expenses of $7,377. Notes payable to related party includes loans of $155,119 that we have received from Richard L. Bienvenue, a member of our board of directors, and a loan of $10,500 that we received from Matthew Meyer, the sole member of our board of directors. The loans accrue interest at a rate of 8% per annum. The loans have no fixed terms of repayment and are deemed payable on demand. $50,000 of these loans is convertible into common stock at a rate of $0.50. Accounts payable to related party includes $29,761 that we owe to a former executive officer pursuant to offer of judgment and $1,686 that we owe to our President’s step-father. See “Part II, Item 1. Legal Proceedings,” below, for details regarding the offer in judgment.

As of August 31, 2008, we had a working capital deficit of $389,504. The ratio of current assets to current liabilities was 26% as of August 31, 2008. We plan to resolve our working capital deficit by converting our debt to equity and expanding our operations. For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock. As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit. As of August 31, 2008, we had creditors that we plan to offer conversion on aggregate debt of $130,242 consisting of accounts payable to related parties of $30,267, a line of credit of $99,975 and $28,677 of trade accounts payable. The creditors are also current shareholders, persons who have previously provided services to us for shares of our common stock or persons who have previously converted amounts owed to them, so we believe that they may accept our offer, but there can be no assurance.

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

During the nine months ended August 31, 2008, we had a net increase in cash and cash equivalents of $18,444 consisting of net cash provided by financing activities of $173,435 which was offset by net cash used in operating activities of $154,991. We did not have cash flows from investing activities for the nine months ended August 31, 2008.

Net cash used in operating activities was $154,991 during the nine months ended August 31, 2008, consisting of net loss of $3,851,731, an increase in inventory of $21,947, an adjustment for bad debt recovery of $3,925 and a decrease in accounts payable to related party of $1,674 which were offset by adjustments for stock issued for services of $3,603,750, stock issued for loan costs of $25,000, depreciation of $8,721 and accretion of discount on notes payable of $13,965, decreases in accounts receivable of $27,730 and prepaid expenses of $10,568 and increases in trade accounts payable of $30,543 and accrued liabilities of $4,009.

Net cash provided by financing activities was $173,435 for the nine months ended August 31, 2008, consisting of proceeds from issuance of related party debt of $165,619 and proceeds from the sale of stock of $15,750 which were offset by payments made on debt of $7,934. Richard L. Bienvenue, a shareholder and former member of our board of directors, and Matthew Meyer, a shareholders and the sole member of our board of directors, provided the debt financing to us.

On November 30, 2006, we obtained a $100,000 line of credit which originally matured on November 30, 2007, but was extended to November 30, 2008. The original annual interest rate was 6.25% with accrued interest paid monthly beginning December 30, 2006. The interest rate was reduced to 5.95% with the extension. A certificate of deposit in the amount of $100,000 was assigned by an APC Group shareholder as collateral for which APC Group issued 200,000 shares of common stock valued and expensed at $30,000 as loan costs. Our board of directors authorized the issuance of an additional 125,000 shares to the shareholder for use of the certificate of deposit as collateral for the extension. At August 31, 2008, there was $25 available to us under this line of credit.

At August 31, 2007, we had current maturities of long-term debt of $96,685, most of which was owed to Reel-Thing. On February 21, 2008, Reel-Thing and we amended our contract to purchase all of the assets of Reel-Thing to revise the repayment schedule. Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock. Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid. We paid $5,000 of the purchase price to Reel-Thing to finalize the amendment and we are scheduled to pay twenty-four (24) installment payments of $7,917 on the first business day of each month which began on August 1, 2008.

Historically, we have issued a significant amount of shares as compensation to executive officers, employees and professional services providers for services rendered or to be rendered to us. We currently have a limited amount of cash and cash equivalents, and may be required to issue additional shares of common stock as compensation in the future. Our common stock was cleared for quotation on the OTCBB on August 7, 2008; however, the current market for our common stock is illiquid and extremely volatile. Prior to August 7, 2008, there was no market for our common stock, and we valued the shares based upon the last third-party sale of our common stock at that time. We believe that if there was a liquid, nonvolatile market for our common stock, people providing services to our company would consider it less risky and be willing to accept fewer shares at the market price which would decrease our expenses.

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

Contractual Obligations

In June 2004, we engaged GoPublicToday.com, Inc. (“GPT”) for $75,000 and 500,000 shares of our common stock to provide us with management consulting services in connection with our efforts to become a fully reporting publicly traded company. As of August 31, 2008, we had paid $64,500 and issued the 500,000 shares to GPT under this portion of the contract. We also engaged PCMS, a sister-company of GPT for $48,000 and 750,000 shares of our common stock to provide us with regulatory compliance services during the first twelve (12) months that we were required to file periodic and other reports with the SEC and comply with Sarbanes-Oxley. As of August 31, 2008, we had issued the 750,000 shares to PCMS and accrued $28,677. The remaining cash compensation was due on upon the effectiveness or abandonment of this registration statement. In February 2007, we issued an additional 500,000 shares to PCMS for additional management consulting services beyond the hours contemplated under our agreement.

On August 25, 2008, we signed another contract with PCMS for an additional twelve (12) months of services for another $48,000 and 750,000 shares of our common stock. We have issued the 750,000 shares to PCMS. GPT and PCMS are subsidiaries of Public Company Management Corporation (“PCMC”), a fully reporting, public company.

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

Going Concern Considerations

In its report dated April 20, 2008, our principal independent auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we suffered recurring losses of $889,462 and $675,488 in 2007 and 2006, respectively, and we had an accumulated deficit of $3,289,299 and a working capital deficit of $396,657 at November 30, 2007. These conditions persisted during the nine months ended August 31, 2008, in which we suffered a loss of $3,851,731. We will try to raise additional capital from the sale of common stock in one or more private placements or public offerings and/or from bank financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result in the event that we cannot continue as a going concern. Our continuation as a going concern is dependent upon future events, including the acquisition of additional financing to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2006, Adrian Marangoni, a former executive officer, filed a lawsuit against us in the District Court for the State of Alaska, Fourth Judicial District at Fairbanks seeking the payment of $21,407, which he claims he loaned to us, along with post judgment interest, costs and attorney’s fees. On June 11, 2007, we made an Offer of Judgment to Mr. Marangoni in the amount of $21,407 which was accepted. Mr. Marangoni has yet to file a form of final judgment computing interest, costs and attorney’s fees. As of August 31 2008, we had accrued $29,761 consisting of the judgment amount, interest from April 1, 2006 to August 31, 2008 at the rate of 9.25% per annum, attorney fees at 18% of the judgment amount and filing fees.

From time to time, we may be a party to, and our properties may be the subject of, routine legal proceedings or threats of legal proceedings which we do not believe are material.

Item 2.  Unregistered Sales of Equity Securities.

We sold an aggregate of 10,006,586 shares of common stock valued at $3,618,750 during the period covered by this report that were not registered under the Securities Act. See “Item 5. Other Information.” under the heading “Item 3.02. Unregistered Sales of Equity Securities.” for details regarding these sales.

We sold all of the shares in reliance upon Section 4(2) of the Securities Act since the transactions did not involve underwriters, underwriting discounts or commissions; all shares were restricted from further sale or transfer by restrictive legends and applicable stop transfer instructions; no sales were made by general solicitation or advertising; sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment; and all investors either had a previous relationship with us or were given the opportunity to obtain any additional information.

Item 5. Other Information.

Item 2.03. Creation of a Direct Financial Obligation.

In August, 2008, Richard L. Bienvenue, a shareholder and a former member of our board of directors, loaned us $50,000 which accrues interest at a rate of 8% per annum. The loan has no fixed terms of repayment and is deemed payable on demand and is convertible into common stock at $0.50.

Item. 3.02. Unregistered Sales of Equity Securities.

On July 15, 2008, we issued an aggregate of 975,000 shares of common stock valued at $341,250 to four (4) individuals for services rendered.

On August 9, 2008, we issued an aggregate of 250,000 shares of common stock valued at $87,500 to the members of our then existing board of directors, and 8,000,000 shares valued at $2,800,000 to Kenneth S. Forster, our only executive officer, as a bonus for their services in getting our common stock cleared for quotation on the OTCBB.

On August 23, 2008, we sold 31,586 shares of common stock for $15,000 cash to two (2) individuals.

On August 27, 2008, we issued 750,000 shares of common stock valued at $375,000 to PCMS for it to agree to provide us with regulatory compliance services during the first twelve (12) months that we are required to file periodic and other reports with the SEC and comply with Sarbanes-Oxley.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective August 26, 2008, Richard L. Bienvenue, Robert C. Tsigonis and A. Roy Wilbur each tendered their resignation as a director, which resignations were accepted by our sole remaining director.

Item 6. Exhibits.

Exhibit No.	Description

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APC GROUP, INC.

Date: October 15, 2008	By:	/s/ Kenneth S. Forster
Name: Kenneth S. Forster Title: President and Chief Executive Officer