Form 10KSB
period 2008-11-30
APC Group, Inc
filed 2009-03-02
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenue for the most recent fiscal year ended November 30, 2008 was $198,345.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,946,832 as of February 4, 2009, based upon the per share closing sale price of $0.20 on such date.

As of February 4, 2009, there were outstanding 32,956,364 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

Form 10-KSB
For the Fiscal Year Ended November 30, 2008

TABLE OF CONTENTS

Form 10-KSB
For the Fiscal Year Ended November 30, 2008

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

On February 21, 2008, Reel-Thing and we amended the contract to revise the repayment schedule so we are no longer past due on our installment payments.  In addition, Reel-Thing provided a waiver of their right to reversion of the assets during the period we were past due.  Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock.  Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid.  We paid $5,000 of the purchase price to Reel-Thing in finalizing the amendment, and we are scheduled to pay twenty-four (24) installment payments of $7,916 on the first business day of each month beginning on August 1, 2008.  As of November 30, 2008, we were ninety (90) or more days past due. See the heading below, entitled “Risk Factors, Risks Relating to Our Business and Industry.”  We plan to enter into negotiations with Reel-Thing either to further extend the repayment schedule so we are no longer past due on our installment payments and obtain a waiver or further convert the debt to equity.  We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.

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

We plan to engage up to fifty (50) independent sales representatives in fiscal 2009 to sell our products.  The independent representatives will use our web-based data program which has 3,500 potential customers to market our products. They will also use our existing data base to generate sales, but more importantly, they will also be inputting additional potential customers into our data base to create a value all of its own.  We plan to use the program to manage our inventory levels by controlling what products are available in what industries for sale by the independent representatives and to monitor their performance.

We distribute our products directly to independent store owners in most cases.  We also use a fulfillment house in Toronto, Canada.  We have a few distributors who market our products; however, this accounts for less the 5% of our total sales.

Competition

We face intense competition from other manufacturers of extension cords and cord reels.

We compete on the following basis:

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

We plan to engage up to fifty (50) independent sales representatives in fiscal 2009 to grow our business.  We plan for them to sell our products directly to customers on a local level.

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

Intertek evaluates, tests and certifies our products under standards developed by Underwriters Laboratories in the United States and the Canadian Standards Association in Canada. Intertek performs quarterly audits of our MedReel and Arctic Leash cord reels.  During fiscal 2008, we incurred $423 for Intertek’s services.

Item 2.	Description of Property.

Our corporate headquarters are located at 3526 Industrial Avenue, Fairbanks, Alaska 99701 and consist of approximately 2,100 square feet of office space and 1,500 square feet of warehouse space.  We rent the premises for $1,450 per month under a month-to-month operating lease that is cancelable with thirty (30) days written notice.

Item 3.	Legal Proceedings.

In April 2006, Adrian Marangoni, a former executive officer, filed a lawsuit against us in the District Court for the State of Alaska, Fourth Judicial District at Fairbanks seeking the payment of $21,407, which he claims he loaned to us, along with post judgment interest, costs and attorney’s fees.  On June 11, 2007, we made an Offer of Judgment to Mr. Marangoni in the amount of $21,407 which was accepted. Mr. Marangoni has yet to file a form of final judgment computing interest, costs and attorney’s fees. As of August 31 2008, we had accrued $30,267 consisting of the judgment amount, interest from April 1, 2006 to August 31, 2008 at the rate of 9.25% per annum, attorney fees at 18% of the judgment amount and filing fees.  On August 7, 2008, the Superior Court for the State of Alaska Fourth Judicial District at Fairbanks issued an order of dismissal in the case.

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

Market Information

On August 7, 2008 our common stock was cleared for quotation on the OTCBB under the symbol “APCU”.  The following table sets forth for the indicated periods the high and low bid prices for our common stock on the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2008 Quarters Ended:	High	Low

November 30, 2008	$0.15	$0.15
August 30, 2008	$0.50	$0.50
May 31, 2008	$-	$-
February 29, 2008	$-	$-

Holders of Record

As of February 4, 2009, we had one hundred twelve (112) holders of record of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock. We do not anticipate paying dividends on our common stock in the near future. We intend to reinvest in our business operations any funds that could be used to pay dividends. Our common stock is junior in priority to our preferred stock with respect to dividends.

Item 6.	Management’s Discussion and Analysis.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Our operations involve a number of risks and uncertainties, including those described under the heading “Risk Factors”, below, and other documents filed with the Securities and Exchange Commission (the “SEC”).  Therefore, these types of statements may prove to be incorrect.

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

Results of Operations

Fiscal Year Ended November 30, 2008 Compared to Fiscal Year Ended November 30, 2007

Revenues increased $6,582, or 3%, to $198,345 for the fiscal year ended November 30, 2008, compared to revenues of $191,763 for the fiscal year ended November 30, 2007.  During fiscal 2007 and the first three quarters of fiscal 2008, our sole executive officer was diverted from generating sales to managing the going public process.  On August 7, 2008, our common stock was cleared for quotation on the OTCBB, which allowed our sole executive officer to focus more time generating sales.  We generated 54% of our revenues during the fourth quarter of fiscal 2008.  The increase in revenues is directly attributable to the increased focus of our sole executive officer on generating sales during the fourth quarter of fiscal 2008.  We plan to engage up to fifty (50) independent sales representatives in fiscal 2009 to generate sales.

Cost of revenues increased $12,807, or 16%, to $90,507 for the fiscal year ended November 30, 2008, compared to cost of revenues of $77,700 for the fiscal year ended November 30, 2007.  The increase in cost of revenues was primarily due to the increase in sales.

Gross profit decreased $6,225, or 5%, to $107,838 for the fiscal year ended November 30, 2008, compared to gross profit of $114,063 for the fiscal year ended November 30, 2007.  The decrease in gross profit was due to the increase in cost of revenues which exceeded the increase in revenues.

Our gross margin was 54% for the fiscal year ended November 30, 2008, as compared to 59% for the fiscal year ended November 30, 2007.  The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%.  Although the Arctic Leash has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords.  Sometimes we price the Arctic Leash at cost to build relationships so that we can introduce our other products.  Our overall gross margin for any period is directly affected by the mix of products that we sell during the period.  We generated revenue of $50,245, or 25% of sales, and $42,933, or 22% of sales, from the sale of Arctic Leash watertight retractable extension cord reels for the fiscal years ended November 30, 2008 and 2007, respectively, as compared to revenue of $148,100, or 75% of sales, and $148,830, or 78% of sales, from the sale of Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel for those same periods. The decrease in gross margin was due to the decrease in sales of higher margin Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel relative to sales of Arctic Leash watertight retractable extension cord reels.

Selling, general and administrative expenses was $3,931,144 for the fiscal year ended November 30, 2008, compared to selling, general and administrative expenses of $892,638 for the fiscal year ended November 30, 2007.  The increase in selling, general and administrative expenses was primarily due to an increase in common stock issued to our sole executive officer and current and former directors as a bonus for taking the Company public and professional service providers.  The bonus of common stock issued to Kenneth F. Forster, our only executive officer, and the members of our board of directors was valued at $2,800,000 and $87,500, respectively.  The significant components of selling, general and administrative expenses for the fiscal year ended November 30, 2008 and 2007, the percentage change over the prior fiscal year and the expense level as a percentage of revenues are set forth in the table below:

	Fiscal 2007	Fiscal 2008

Compensation	$508,537	$2,996,310
Percentage change over prior fiscal year	196%	489%
As a percentage of revenues	265%	1,511%
Professional fees	$255,092	$822,017
Percentage change over prior fiscal year	(42)%	222%
As a percentage of revenues	133%	414%
Other expenses	$129,009	$112,817
Percentage change prior fiscal year	10%	(13)%
As a percentage of revenues	67%	57%

During fiscal 2008, compensation included $2,835,000 due to 8,000,000 shares of our common stock valued at $0.35 per share that we issued to Kenneth S. Forster, our only executive officer, and $35,000 due to 100,000 shares valued at $0.35 per share that we issued to Matthew Meyer, our sole director.  Forster and Meyer received the shares as a bonus for taking the Company public.  During fiscal 2008, professional fees included $375,000 due to 750,000 shares of common stock valued at $0.50 per share that we issued to a consultant to provide us with regulatory compliance services for twelve (12) months, $210,000 due to 600,000 shares of common stock valued at $0.35 per share that we issued to a consultant to provide us with print advertising and $131,250 due to an aggregate of 375,000 shares valued at $0.35 per share that we issued to consultants for accounting and administrative services. Our common stock was cleared for quotation on the OTCBB on August 7, 2008; however, the current market for our common stock is illiquid and extremely volatile. Prior to August 7, 2008, there was no market for our common stock, and we valued the shares based upon the last third-party sale of our common stock at that time. Our expense level was disproportionate to our revenues because we have been required to issue large amounts of stock due to the risk associated with their being either no market for our common stock or an illiquid, volatile market. We have a limited amount of cash and will likely be required to issue additional shares for services in the future. We expect a disproportionate expense level to persist until we can increase our revenue of which there can be no assurance. In addition, we believe that if there was a liquid, nonvolatile market for our common stock, people providing services to us would consider it less risky and be willing to accept fewer shares at the market price which would decrease our expenses.

Depreciation expenses was $11,634 for the fiscal year ended November 30, 2008, compared to depreciation expense of $11,626 for the fiscal year ended November 30, 2007.

Net operating loss was $3,834,940 for the fiscal year ended November 30, 2008, compared to net operating loss of $790,201 for the fiscal year ended November 30, 2007.  The increase in operating loss was directly attributable to the increase in selling, general and administrative expenses.

We had loan costs of $36,250 for the fiscal year ended November 30, 2008 due to shares of common stock that we issued to an existing shareholder who assigned his personal $100,000 certificate of deposit as collateral for a $100,000 line of credit that we secured.

Interest expense decreased $26,282, or 38%, to $42,979 for the fiscal year ended November 30, 2008, compared to interest expense of $69,261 for the fiscal year ended November 30, 2007.  The decrease in interest expense was due to a decrease in past due payments to Reel-Thing Innovations, Inc. (“Reel-Thing”). In February 2008, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock, discussed below.

We had net loss of $3,885,414 (or basic and diluted net loss per share of $0.15) for the fiscal year ended November 30, 2008, compared to net loss of $899,462 (or basic and diluted net loss per share of $0.04) for the fiscal year ended November 30, 2007.  The increase in net loss was primarily attributable to the decrease in gross profit and the increase in net operating loss.

Liquidity and Capital Resources

Total current assets were $131,340 as of November 30, 2008, consisting of cash and cash equivalents of $26,781, net accounts receivable of $30,984, inventory of $68,035 and prepaid expenses of $5,540.

Total current liabilities were $558,346 as of November 30, 2008, consisting of note payable to related party of $173,072, trade accounts payable of $143,675, current maturities of long-term debt of $121,987, line of credit of $99,875 and accrued expenses of $14,737.

As of November 30, 2008, we had a working capital deficit of $427,006.  The ratio of current assets to current liabilities was 24% as of November 30, 2008.  We plan to resolve our working capital deficit by converting our debt into equity and expending our operations.  For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock.  As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit.  As of November 30, 2008, we had creditors that we plan to offer conversion on aggregate debt of $243,550 consisting of trade accounts payable of $143,675 and a line of credit of $99,875.  Some of the creditors are also current shareholders, persons who have previously provided services to us for shares of our common stock or persons who have previously converted amounts owed to them, so we believe that they may accept our offer, but there can be no assurance.

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

During the fiscal year ended November 30, 2008, we had a net increase in cash and cash equivalents of $22,985 consisting of net cash provided by financing activities of $180,524 which was offset by net cash used in operating activities of $157,399 and net cash used in investing activities of $140.

Net cash used in operating activities was $157,399 during the fiscal year ended November 30, 2008, consisting of net loss of $3,885,414, adjustments for gain on settlement of lawsuit of $30,267 and bad debt recovery of $7,117 and a decrease in accounts payable related parties of $1,674 which were offset by adjustments for stock issued for services of $3,603,750, stock issued for loan costs of $36,250, depreciation expense of $11,634, accretion of discount on notes payable of $17,599, decreases in accounts receivable of $1,616, inventory of $19,830 and prepaid expenses of $7,568 and increases in trade accounts payable of $57,457 and accrued liabilities of $11,369.

Net cash used in investing activities was $140 during the fiscal year ended November 30, 2008 from the purchase of property and equipment.  We did not have cash flows from investing activities during the fiscal year ended November 30, 2007.

Net cash provided by financing activities was $180,524 for the fiscal year ended November 30, 2008, consisting of proceeds from the issuance of debt of $165,619 and proceeds from sale of common stock of $20,750 which were offset by payments made on debt of $3,198, related party debt of $2,547 and revolving line of credit of $100.

On November 30, 2006, we obtained a $100,000 line of credit from Denali State Bank which originally matured on November 30, 2007, but was extended to November 30, 2008.  The original annual interest rate was 6.25% with accrued interest paid monthly beginning December 30, 2006.  The interest rate was reduced to 5.95% with the extension.  A certificate of deposit in the amount of $100,000 was assigned by one of our shareholders as collateral for which we issued 200,000 shares of common stock valued at $30,000 as loan costs.  Our board of directors authorized the issuance of an additional 125,000 shares to the shareholder for use of the certificate of deposit as collateral for the extension. On November 28, 2008, we issued 75,000 shares of common stock to the shareholder valued at $11,250 as loan costs in exchange for assigning the certificate of deposit to the bank.  On November 30, 2008, the $100,000 line of credit between us and the bank became due. On December 31, 2008, the bank cashed in the $100,000 certificate of deposit that was put up as collateral by the shareholder to repay the line of credit.  We issued the shareholder a promissory note for $100,000 with interest at 5% per annum and monthly payments of $1,000 beginning March 1, 2009 and ending January 18, 2020.

At November 30, 2008, we had current maturities of long-term debt of $126,987, most of which was owed to Reel-Thing. On February 21, 2008, Reel-Thing and we amended our contract to purchase all of the assets of Reel-Thing to revise the repayment schedule. Under the amendment, Reel-Thing converted $291,811, which consisted of $238,000 of past due installment payments on the purchase price and $53,811 of accrued late payment interest, into 1,209,524 restricted shares of our common stock. Reel-Thing also agreed to modify the payment schedule for $195,000 of the purchase price which remained unpaid. We paid $5,000 of the purchase price to Reel-Thing to finalize the amendment and we were scheduled to pay twenty-four (24) installment payments of $7,917 on the first business day of each month which began on August 1, 2008.  As of November 30, 2008, we were ninety (90) or more days past due. Under our agreement, the assets revert back to Reel-Thing in the event that any of the installment payments is ninety (90) days past due.  See the heading below, entitled “Risk Factors, Risks Relating to Our Business and Industry.”  We plan to enter into negotiations with Reel-Thing either to further extend the repayment schedule so we are no longer past due on our installment payments and obtain a written waiver or further convert the debt to equity.  We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.

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

Contractual Obligations

We lease approximately 3,600 square feet of office and warehouse space for $1,450 per month under a month-to-month operating lease in Fairbanks, Alaska for our corporate headquarters.  The lease is cancelable with thirty (30) days written notice.

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

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. During the years ended November 30, 2008 and 2007, no options were granted by us to our employees.

Going Concern Considerations

In its report dated March 2, 2009, our principal independent auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we suffered recurring losses of $3,885,414 and $889,462 in fiscal 2008 and 2007, respectively, and we had an accumulated deficit of $7,174,713 and a working capital deficit of $427,006 at November 30, 2008.  We will try to raise additional capital from the sale of common stock in one or more private placements or public offerings and/or from bank financing.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments that might result in the event that we cannot continue as a going concern.  Our continuation as a going concern is dependent upon future events, including the acquisition of additional financing to fully implement our business plan.  If we are unable to continue as a going concern, you will lose your entire investment

Risk Factors

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

As of November 30, 2008, we were more than ninety (90) days past due on our installment payments to Reel-Thing Innovations Inc. in the amount of $32,838 including accrued late payment interest of $1,171.  We did not have enough cash to make the scheduled installment payments and fund our operations.  Under the terms of our contract with Reel-Thing, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products revert back to Reel-Thing in the event that we are ninety (90) days past due unless they provide their written consent waiving their right to the reversion.  We plan to enter into negotiations with Reel-Thing either to extend the repayment schedule so we are no longer past due on our installment payments and obtain a written waiver or further convert the debt to equity.  We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.  If Reel-Thing and we do not resolve this matter and we continue to be past due or we become past due under a revised schedule, we risk reversion of our right to use the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names which would have a material adverse effect on our business and results of operations or could cause us to delay, curtail or cease operations.

We have a history of operating and net losses which we anticipate will continue.

We have a history of losses from operations.  We anticipate that for the foreseeable future, we will continue to experience losses from operations.  We had a net loss of $3,885,414 during fiscal 2008 and a net loss of $889,462 during fiscal 2007.  We anticipate that our net loss will increase for fiscal 2009.

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

We are dependent upon a number of key customers, although none of our customers accounted for more than 10% of our revenues for the year ended November 30, 2008. Our customers can cease buying our products at any time and can also sell products that compete with our products. The loss of one or more key customers, or a significant decrease in the volume of products they purchase from us, could result in a drop in our net sales and a decline in our operating results. In addition, a disruption or a downturn in the business of one or more key customers could reduce our sales and could reduce our liquidity if we were unable to collect amounts they owe us.

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

In its report dated March 2, 2009, our independent auditors, Malone & Bailey, PC, expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we have suffered recurring losses from operations and we have an accumulated deficit and a working capital deficit.  We expect to continue to incur losses for the foreseeable future.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. Our continuation as a going concern is dependent upon future events, including the acquisition of additional capital to fully implement our business plan.  There can be no assurance these future events will occur or that we will continue as a going concern even if they do occur.  If we are unable to continue as a going concern, you will lose your entire investment.

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

Our common stock was cleared for quotation on the OTCBB on August 7, 2008; however, the current market for our common stock is illiquid and extremely volatile. Prior to August 7, 2008, there was no market for our common stock.  As of February 4, 2009, we had one hundred twelve (112) shareholders of record, and we had been subject to the reporting requirements of the Exchange Act for at least ninety (90) days.  There were 16,514,020 shares of our common stock that had been held by non-affiliates for a minimum of one year which could be freely resold under Rule 144, and 2,186,667 shares of our common stock that had been held by such persons for a minimum of six months which could be resold under Rule 144 subject to public information requirements for reporting issuers.  There were 5,122,202 shares of our common stock that had been held by affiliates for a minimum of six months which could be resold under Rule 144 subject to the volume limitations, manner of sale provisions, public information requirements for reporting issuers and notice requirements.  There were 1,133,475 shares of our common stock that had been held by non-affiliates for less than six months and could not be resold under Rule 144.

The market for our common stock is illiquid and subject to wide fluctuations in response to several factors, including, but not limited to:

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

Our common stock is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.  In addition, various state securities laws impose restrictions on transferring penny stocks.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
APC Group, Inc.
Fairbanks, Alaska.

We have audited the accompanying balance sheet of APC Group, Inc. as of November 30, 2008 and 2007 and the related statements of operations, changes in shareholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of APC Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. APC Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of APC Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APC Group as of November 30, 2008 and 2007 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, P.C.
www.malone-bailey.com
Houston, Texas

March 2, 2009

APC GROUP, INC.
BALANCE SHEETS

	November 30,	November 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,781	$3,796
Accounts receivable, net of allowance for bad debt of $12,042 and $19,159, respectively	30,984	25,483
Inventory	68,035	87,865
Prepaid expenses	5,540	13,108
Total current assets	131,340	130,252

Property and equipment, net of accumulated depreciation of $41,919 and $30,285, respectively	39,459	50,953

TOTAL ASSETS	$170,799	$181,205

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$143,675	$86,218
Accounts payable-related party	-	31,941
Accrued expenses	14,737	57,179
Note payable-related party	173,072	10,000
Line of credit	99,875	99,975
Current maturities of long-term debt	126,987	301,423
Total current liabilities	558,346	586,736

Long-term debt, net of current maturities	81,471	133,490
TOTAL LIABILITIES	639,817	720,226

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 66,000 shares issued and outstanding	66	66
Common stock, $0.001 par value; 50,000,000 shares authorized; 32,956,364 and 21,511,222 shares issued and outstanding, respectively	32,957	21,511
Additional paid-in-capital	6,672,672	2,728,701
Accumulated deficit	(7,174,713)	(3,289,299)
Total shareholders’ deficit	(469,018)	(539,021)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$170,799	$181,205

See accompanying summary of accounting policies and notes to financial statements.

APC GROUP, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	November 30,
	2008	2007

REVENUES	$198,345	$191,763
COST OF REVENUES	90,507	77,700
Gross profit	107,838	114,063

OPERATING EXPENSES
Selling, general and administrative expenses	3,931,144	892,638
Depreciation expense	11,634	11,626

Net operating loss	(3,834,940)	(790,201)

OTHER INCOME (EXPENSES)
Loan costs	(36,250)	(30,000)
Other income	28,755	-
Interest expense	(42,979)	(69,261)

Net loss	$(3,885,414)	$(889,462)

Basic and diluted net loss per share	$(0.15)	$(0.04)
Weighted average shares outstanding	25,693,254	20,198,912

See accompanying summary of accounting policies and notes to financial statements.

APC GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years Ended November 30, 2008 and 2007

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total

Balances, November 30, 2006	66,000	17,537,000	$66	$17,537	$1,975,932	$(2,399,837)	$(406,302)

Stock issued for:
Cash	-	1,075,000	-	1,075	213,925	-	215,000
Services	-	2,699,222	-	2,699	509,044	-	511,743
Loan costs	-	200,000	-	200	29,800	-	30,000

Net loss	-	-	-	-	-	(889,462)	(889,462)

Balances, November 30, 2007	66,000	21,511,222	66	21,511	2,728,701	(3,289,299)	(539,021)

Stock issued for:
Cash	-	60,618	-	61	20,689	-	20,750
Services	-	9,975,000	-	9,975	3,593,775	-	3,603,750
Debt conversion	-	1,209,524	-	1,210	290,601	-	291,811
Loan costs	-	200,000	-	200	36,050	-	36,250

Additional debt discount from
modification of debt	-	-	-	-	2,856	-	2,856

Net loss	-	-	-	-	-	(3,885,414)	(3,885,414)

Balances, November 30, 2008	66,000	32,956,364	$66	$32,957	$6,672,672	$(7,174,713)	$(469,018)

See accompanying summary of accounting policies and notes to financial statements.

APC GROUP, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	November 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,885,414)	$(889,462)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	3,603,750	511,743
Stock issued for loan costs	36,250	30,000
Depreciation expense	11,634	11,626
Accretion of discount on notes payable	17,599	28,250
Gain on settlement of lawsuit	(30,267)	-
Bad debt recovery	(7,117)	(3,390)
Changes in assets and liabilities
Accounts receivable	1,616	25,459
Inventory	19,830	(34,535)
Prepaid expenses	7,568	(11,032)
Accounts payable-trade	57,457	7,616
Accounts payable-related parties	(1,674)	14,558
Accrued liabilities	11,369	18,024
Net cash used in operating activities	(157,399)	(291,143)

Cash flows from investing activities:
Purchase of property and equipment	(140)	-
Net cash used in investing activities	(140)	-

Cash flows from financing activities:
Proceeds from sale of common stock	20,750	215,000
Net borrowings under revolving line of credit	(100)	99,975
Proceeds from issuance of related party debt	165,619	10,000
Payments made on related party debt	(2,547)	-
Payments made on debt	(3,198)	(43,673)
Net cash provided by financing activities	180,524	281,302

Net increase (decrease) in cash and cash equivalents	22,985	(9,841)
Cash and cash equivalents, at beginning of period	3,796	13,637
Cash and cash equivalents, at end of period	$26,781	$3,796

Supplemental cash flows information:
Cash paid for interest	$42,979	$22,220
Cash paid for income taxes		-

Noncash financing activities:
Stock issued for debt	$291,811	$-
Additional debt discount for modification of debt	2,856	-

See accompanying summary of accounting policies and notes to financial statements.

APC GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of business

APC Group, Inc. was originally formed in April 1, 2003, as a general partnership under the laws in State of Alaska.  On October 20, 2003, Alaskan Products Company Partnership was converted to a Limited Liability Company. On April 28, 2004, APC, LLC was converted into a corporation in the State of Nevada and changed its name to APC Group, Inc. APC Group's products include a broad range of polar and non-polar standard extension cords, retractable extension cords for consumer, industry, construction, medical facilities, and marine use. APC markets and distributes products through a variety of channels, including direct response, domestic and international distributors, online automotive web sites, and mass retail department stores and chains through out the United States and Canada.

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

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts.  Allowance for doubtful accounts was $12,042 as of November 30, 2008.

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

Depreciation expense related to property and equipment was approximately $11,634 and $11,626 for the years ended November 30, 2008 and 2007, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, APC Group began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, APC Group accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. APC Group adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. During the years ended November 30, 2008 and 2007, no options were granted by APC Group to its employees.

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

Debt Modifications

We evaluate the application of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" for debt instruments that are modified to determine if the modification constitutes a debt modification rather than a debt extinguishment.

Recently Issued Accounting Pronouncements

APC Group does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

2.	GOING CONCERN

APC Group suffered losses in 2008 and 2007, has an accumulated deficit and a working capital deficit at November 30, 2008.  These conditions raise substantial doubt as to APC Group’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if APC Group is unable to continue as a going concern.

3.	LONG-TERM DEBT

On February 21, 2008, APC Group and Reel Thing Innovations, Inc. amended their May 5, 2005 agreement to convert the past due amount consisting of $238,000 principal and $53,811 accrued late payment interest for 1,209,524 shares of APC’s common stock. The remaining balance of $195,000 was modified such that $5,000 is due on the effective date of the amended agreement and twenty-four (24) installment payments of $7,916 beginning on August 1, 2008 and ending on August 1, 2010. A 10% interest rate was used to discount the loan for the non-interest bearing obligation.  As of November 30, 2008, APC was more than 90 days past due on this obligation.  Under the terms of APC’s contract with Reel-Thing, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for APC’s products revert back to Reel-Thing in the event that APC is ninety (90) days past due unless they provide their written consent waiving their right to the reversion and as of the date of this filing a waiver had not been obtained from Reel Thing and Reel Thing has not exercised their right.

APC Group has two equipment loans, bearing interest at 22% that require monthly payments through March 2009. APC Group has a vehicle loan, bearing interest at 6% that requires monthly payments through January 2012.

Balances of long-term debt obligations as of November 30, 2008 and 2007 and scheduled maturities of that debt are set out below.

	Maturity	2008	2007
Note payable to Reel-Thing Innovations	August 2010	$195,000	$433,000
Loan discount	n/a	(11,460)	(26,203)
Equipment loans	March 2009	433	1,831
Vehicle loan	January 2012	24,485	26,285
		208,458	434,913
Current maturities of long-term debt		(81,471)	(133,490)
Long-term debt		$126,987	$301,423

4.	NOTE PAYABLE - RELATED PARTY

On October 02, 2007, APC Group borrowed $10,000 from Richard Bienvenue a shareholder of APC Group. The unsecured loan bears interest at 7% per annum and is due on October 02, 2008. On October 02, 2008, the loan was modified whereby the interest rate was changed to 8% per annum with no fixed terms of repayment and thus the loan is deemed payable on demand. The loan is convertible, at the holder’s option, into common stock at a rate of $0.20.

Between December 1, 2007 and November 30, 2008, APC Group borrowed a net aggregate of $163,072 from two shareholders of APC Group. The loans are unsecured and accrue interest at 8% per annum. The loans have no fixed terms of repayment and are deemed payable on demand. $50,000 of these loans is convertible into common stock at a rate of $0.50 and $105,119 of these loans is convertible into common stock at a rate of $0.20.

APC Group evaluated the convertible portion of the above debt under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative and determined both were not applicable. APC Group then evaluated the convertible portion under EITF’s 98-5 and 00-27 for consideration of beneficial conversion feature and determined none existed.

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

On November 28, 2008, APC Group issued 75,000 shares of common stock to Ludwig Bergh, valued at $11,250 as loan costs, in exchange for assigning his certificate of deposit in the amount of $100,000 as collateral for the line of credit between APC Group and Denali State Bank.

On November 30, 2008, the $100,000 line of credit between APC Group and Denali State Bank became due. On December 31, 2008, the bank cashed in the $100,000 certificate of deposit that was put up as collateral by Ludwig Berg, a shareholder of APC Group, to repay the line of credit. APC group issued the shareholder a promissory note for $100,000 with interest at 5% per annum and monthly payments of $1,000 beginning March 1, 2009 and ending January 18, 2020.

6.	MAJOR CUSTOMERS

During the year ended November 30, 2008, no one customer accounted for more than 10% of APC Group’s revenue. During the year ended November 30, 2007, 14% of APC Group’s revenue was from one customer.

7.	INCOME TAX

APC Group uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008 and 2007, APC Group incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,400,000 at November 30, 2008, and will expire in the years 2027 through 2028.

At November 30, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007
Deferred tax assets
Net operating losses	$827,000	$766,312
Less: valuation allowance	(827,000)	(766,312)
Net deferred tax asset	$-	$-

8.	COMMON STOCK

Between December 1, 2006 and November 30, 2007, APC Group issued 1,075,000 common shares for $215,000 in cash, issued 2,699,222 shares, valued at $511,743 for services and issued 200,000 common shares, valued and expensed at $30,000 as loan costs.

Between December 1, 2007 and November 30, 2008, APC Group issued 60,618 common shares for $20,750 in cash, issued 8,000,000 common shares, valued at $2,800,000 to Ken Foster, President, as a bonus for services rendered, issued 1,975,000 common shares, valued at $803,750 to various parties for services rendered, issued 1,209,524 common shares, valued at $291,811 for the conversion of debt and accrued interest and issued 200,000 common shares, valued and expensed at $36,250 as loan costs.

9.	COMMITMENTS AND CONTINGENCIES

APC Group leases office and warehouse space in Fairbanks, Alaska under a month to month operating lease. The lease is cancelable with thirty days written notice. Rent expense was $19,980 and $17,150 for the years ended November 30, 2008, and 2007, respectively.

On June 11, 2007, APC Group made an Offer of Judgment to a former employee in the amount of $21,407 which was accepted. As of November 30, 2007, APC Group has accrued $28,755 consisting of $21,407 judgment amount, interest of $3,345 from April 1, 2006 to November 30, 2007 at the rate of 9.25% per annum, attorney fees of $3,853 at 18% of the judgment amount and filing fees of $150.

On August 7, 2008, the Superior Court for the State of Alaska Fourth Judicial District of Fairbanks issued order of dismissal in the case of a former employee verse APC Group. A gain on the settlement of the lawsuit of $30,267 was recorded during the year ended November 30, 2008.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms because of the identification of a material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures..

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In assessing the effectiveness of our internal control over financial reporting, management identified the following three material weaknesses in internal control over financial reporting as of November 30, 2008:

1.
Deficiencies in Our Control Environment.  Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; and d) insufficient documentation and communication of our accounting policies and procedures.

2.
Deficiencies in the staffing of our financial accounting department.  The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3.
Deficiencies in Segregation of Duties.  Our CEO and CFO are the same person, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries.  Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

Item 3.02  Unregistered Sales of Equity Securities.

On November 1, 2008, we sold 18,889 shares of common stock for $3,400 (or $0.18 per share) to an individual.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

Item 8.01  Other Events.

As of November 30, 2008, we were more than ninety (90) days past due on our installment payments to Reel-Thing Innovations Inc. in the amount of $32,838 including accrued late payment interest of $1,171.  Under the terms of our contract with Reel-Thing, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products revert back to Reel-Thing in the event that we are ninety (90) days past due unless they provide their written consent waiving their right to the reversion.  We plan to enter into negotiations with Reel-Thing either to extend the repayment schedule so we are no longer past due on our installment payments and obtain a written waiver or convert the debt to equity.  We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions are as follows:

Name	Age	Position

Kenneth S. Forster	47	President, CEO, Secretary and Treasurer
Matthew Meyer	47	Director

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

There are no family relationships among our directors, executive officers or persons nominated to become directors or executive officers.    There are no arrangements or understandings between Mr. Forster, as the controlling shareholder, and the members of our board of directors regarding board compensation or board voting positions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, no person required to file such a report failed to file during the fiscal year covered by this report.

Code of Ethics

Our board of directors adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of our code of ethics.  Persons wishing to make such a request should contact Secretary, APC Group, Inc., 3526 Industrial Avenue, Fairbanks, Alaska 99701.

Item 10.  Executive Compensation.

The table below sets forth, for our last two completed fiscal years, the compensation earned by our President and CEO, who is our only “Named Executive Officer” as he is currently our only executive officer and no person who served as an executive officer during our last completed fiscal year received $100,000 or more of compensation during such year.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (2)		All Other Compensation ($)		Total ($)

Kenneth S. Forster	2008	$54,000	$2,800,000	(3)	$10,454	(4)	$2,864,454
President, CEO, Secretary and Treasurer	2007	$46,500	$387,440	(5)	$13,916	(4)	$447,856

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)
Stock awards granted prior to August 7, 2008 (the date that our stock became publicly traded) were valued based on the price per share of the last sale of our common stock to a third party as of the grant date.  Thereafter, stock awards are valued at the closing price of our common stock on the OTCBB on the grant date.  See “Notes to Consolidated Financial Statements, Note 1 – Summary of Accounting Policies” included in “Item 7. Financial Statements,” above.

(3)	Consists of 8,000,000 shares issued on August 9, 2008 for taking the Company public.
(4)	Represents commissions paid in advance for future estimated sales. In the event that actual sales are less or more than estimated sales, the compensation is decreased or increased, respectively.
(5)	Consists of 1,937,202 shares issued on May 3, 2007 for services as our sole executive officer.

For fiscal 2008, we and Kenneth S. Forster had orally agreed to compensation of $54,000 per year, and commissions at a rate of 10% on new accounts and 5% on reorders that result from Mr. Forster’s sales efforts.  In addition, Mr. Forster has received bonuses in the form of stock awards at the sole discretion of our board of directors.  We plan to enter into a formal employment agreement with Mr. Forster in the near term to provide for base salary and stock bonuses for fiscal 2009.

The table below sets forth, for our last completed fiscal year, compensation earned by our directors during the periods presented.

Compensation of Directors

DIRECTOR COMPENSATION (1)
Name	Year	Stock Awards ($) (2)		Total ($)

Matthew Meyer	2008	$35,000	(3)	$35,000
Former Directors	2008	$52,500	(4)	$52,500

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.
(2)
Stock awards granted prior to August 7, 2008 (the date that our stock became publicly traded), were valued based on the price per share of the last sale of our common stock to a third party as of the grant date.  Thereafter, stock awards are valued at the closing price of our common stock on the OTCBB on the grant date.  See “Notes to Consolidated Financial Statements, Note 1 – Summary of Accounting Policies” included in “Item 7. Financial Statements,” above.

(3)	Consists of 100,000 shares issued on August 9, 2008 as a one-time bonus for taking the Company public.
(4)	Consists of an aggregate of 150,000 issued on August 7, 2008 to Richard L. Bienvenue, Robert C. Tsigonis and A. Roy Wilbur as a one-time bonus for taking the Company public.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of February 4, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors, nominees and named executive officers; and (iii) all directors and executive officers as a group:

	Common Stock Beneficially Owned (without taking into account Series A Preferred Stock (1))			Common Stock and Series A Preferred Stock Beneficially Owned (1)
Name and address (2)	Number		Percent	Number		Percent

Kenneth S. Forster	12,837,202		38.9%	47,138,724	(5)	70.0%

A. Roy Wilbur and Brenda Wilbur	2,750,000		8.3%	2,750,000		4.0%

Public Company Management Corporation (3)	1,875,000		5.6%	1,875,000		2.7%

Matthew Meyer (4)	385,000		1.1%	385,000		*

Executive Officers and Directors As a Group (2 people)	13,222,202	(4)	40.1%	47,523,724	(4)(5)	70.6%

*      Less than 1%.

(1)
The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed to be outstanding for computing the percentage of ownership of such person holding such securities, but are not deemed outstanding for computing the percentage ownership of any other person.  As of February 4, 2009, 2008, there were 32,956,364 shares of common stock outstanding.  We have authorized 100,000 shares of Series A preferred stock with super voting rights of which 66,000 shares are outstanding and held by Ken Forster, our only executive officer, as of February 4, 2009.  Mr. Foster, solely voting his Series A preferred stock separately as a class, has the right to vote on all shareholder matters (including a vote for the election of directors) equal to fifty-one percent (51%) (or 34,301,522 shares of common stock) of a total vote of 67,257,886 shares of common stock, based on 32,956,364 shares of common stock outstanding as of February 4, 2009, and thereby controls APC.

(2)	The address is 3526 Industrial Avenue, Fairbanks, Alaska 99701.
(3)
Includes 500,000 shares owned by GoPublicToday.com and 1,375,000 shares owned by Public Company Management Corporation Services, Inc.   GoPublicToday.com  and Public Company Management Corporation Services are subsidiaries of Public Company Management Corporation, a reporting company of which Stephen Brock is the President and majority shareholder.

(4)	Includes 10,000 shares owned by Mr. Meyer’s spouse.
(5)	Includes voting power over 34,301,522 shares of common stock pursuant to the super voting right of the Series A preferred stock.

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

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Since the Beginning of Our Last Fiscal Year

During fiscal 2008, we borrowed $155,119 from Richard L. Bienvenue, a former director, and renewed a promissory note issued to him for $10,000 which had become due in October 2008.  The amounts are unsecured, accrue interest at a rate of 8% per annum, have no fixed terms of repayment, are deemed payable upon demand and $50,000 and $115,119 of the amounts are convertible into our common stock at a rate of $0.50 and $0.20, respectively, per share.  The dollar value of the amount involved in the transaction (including the dollar value of the amount of Mr. Bienvenue’s accrued interest) is $173,055.

During fiscal 2008, we borrowed $10,500 from Matthew Meyer who serves as our sole director. We issued a twelve-month note for this principal amount to Mr. Meyer which bears interest at a rate of 8% per annum. The note is unsecured.  There are no fixed terms of repayment on the note and it is deemed payable upon demand. The dollar value of the amount involved in the transaction (including the dollar value of the amount of Mr. Meyer’s accrued interest) is $11,049.

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

Item 13.  Exhibits.

Exhibit No.	Description of Exhibit

2.1 (1)	Plan of Conversion, dated April 28, 2005
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
3.3 (1)	Certificate of Amendment to Articles of Incorporation
4.1 (1)	Certificate of Designation of Series A Preferred Stock
10.1*	Annual Filing Requirements Agreement with PCMS, dated August 14, 2008
14(2)	Code of Ethics
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.
(1)	Filed as Exhibits 2.1, 3.1, 3.2, 3.3, 4.1, 10.1 and 10.2, respectively to the to the registrant’s Form 10-SB filed with the SEC on August 30, 2007, and incorporated herein by reference.
(2)	Filed as Exhibit 14 to the to the registrant’s Form 10-KSB filed with the SEC on May 16, 2008, and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred by us for the audit and other services provided by Malone & Bailey, PC during the fiscal years ended November 30, 2007 and 2008:

	2007	2008

Audit Fees	$40,000	$40,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APC GROUP, INC.

Date: March 2, 2009	By:	/s/ Kenneth S. Forster
Name: Kenneth S. Forster
Title: President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth S. Forster	President, Chief Executive Officer and Treasurer	March 2, 2009
Kenneth S. Forster	(Principal Executive Officer,
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Matthew Meyer	Sole Director	March 2, 2009
Matthew Meyer