Form 10-Q
period 2009-02-28
APC Group, Inc
filed 2009-04-20
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-52789

APC GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1069585 (I.R.S. Employer Identification No.)

3526 Industrial Ave, Fairbanks, AK 99701 (Address of principal executive offices) (Zip Code)

(907) 457-2501 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of April 17, 2009, there were 32,956,364 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

APC GROUP, INC.
BALANCE SHEETS
(unaudited)

	February 28,	November 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,805	$26,781
Accounts receivable, net of allowance of $10,789 and $12,042, respectively	20,966	30,984
Inventory	85,612	68,035
Prepaid expenses	414	5,540
Total current assets	114,797	131,340

Property and equipment, net of accumulated depreciation of $44,837 and $41,919, respectively	36,931	39,459

TOTAL ASSETS	$151,728	$170,799

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$152,463	$143,675
Accrued expenses	39,219	14,737
Note payable-related party	301,587	173,072
Line of credit	-	99,875
Current maturities of long-term debt	171,221	126,987
Total current liabilities	664,490	558,346

Long-term debt, net of current maturities	38,874	81,471
TOTAL LIABILITIES	703,364	639,817

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
66,000 shares issued and outstanding	66	66
Common stock, $0.001 par value; 50,000,000 shares authorized;
32,956,364 shares issued and outstanding	32,957	32,957
Additional paid-in-capital	6,672,672	6,672,672
Accumulated deficit	(7,257,331)	(7,174,713)
Total shareholders’ deficit	(551,636)	(469,018)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$151,728	$170,799

See notes to financial statements.

APC GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2009	2008

REVENUE	$66,524	$39,011
COST OF GOODS SOLD	26,559	15,350
Gross profit	39,965	23,661

OPERATING EXPENSES
Selling, general and administrative expenses	107,879	80,898
Depreciation expense	2,918	2,907

Net operating loss	(70,832)	(60,144)

OTHER EXPENSES
Loan costs	-	(25,000)
Interest expense	(11,786)	(15,913)

Net loss	$(82,618)	$(101,057)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	32,956,364	21,741,180

See notes to financial statements.

APC GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
Three Months Ended February 28, 2009
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total

Balances, November 30, 2008	66,000	32,956,364	$66	$32,957	$6,672,672	$(7,174,713)	$(469,018)

Net loss	-	-	-	-	-	(82,618)	(82,618)

Balances, February 29, 2009	66,000	32,956,364	$66	$32,957	$6,672,672	$(7,257,331)	$(551,636)

See notes to financial statements.

APC GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(82,618)	$(101,057)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loan costs	-	25,000
Depreciation	2,918	2,907
Accretion of discount on notes payable	3,129	5,858
Bad debt recovery	(1,253)	(3,925)
Changes in assets and liabilities:
Accounts receivable	11,271	16,678
Inventory	(17,577)	(29,733)
Prepaid expenses	5,126	10,569
Accounts payable-trade	8,788	21,551
Accounts payable-related party	-	(1,000)
Accrued liabilities	24,482	15,447
Net cash used in operating activities	(45,734)	(37,705)

Cash flows from investing activities:
Purchase of property and equipment	(390)	-
Net cash used in investing activities	(390)	-

Cash flows from financing activities:
Net borrowings under revolving credit	(99,875)	-
Proceeds from issuance of related party debt	130,000	40,000
Payments made on related party debt	(1,485)	-
Payments made on debt	(1,492)	(972)
Net cash provided by financing activities	27,148	39,028

Net decrease in cash and cash equivalents	(18,976)	1,323
Cash and cash equivalents, at beginning of period	26,781	3,796

Cash and cash equivalents, at end of period	$7,805	$5,119

Supplemental cash flows information:
Cash paid for interest	$3,965	$15,913
Cash paid for income tax	-	-

Noncash financing activities:
Stock issued for debt	$-	$291,811
Additional debt discount for modification of debt	-	2,856

See notes to financial statements.

APC GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of APC Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in APC Group’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-KSB have been omitted.

2.      GOING CONCERN

APC Group suffered losses in 2009 and 2008, has an accumulated deficit and a working capital deficit at February 28, 2009. These conditions raise substantial doubt as to APC Group’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if APC Group is unable to continue as a going concern.

3.      LONG-TERM DEBT

On February 21, 2008, APC Group and Reel Thing Innovations, Inc. amended their May 5, 2005 agreement to convert the past due amount consisting of $238,000 principal and $53,810 accrued late payment interest for 1,209,524 shares of APC’s common stock. The remaining balance of $195,000 was modified such that $5,000 is due on the effective date of the amended agreement and twenty-four (24) installment payments of $7,916 beginning on August 1, 2008 and ending on August 1, 2010. A 10% interest rate was used to discount the loan for the non-interest bearing obligation. As of February 28, 2009, APC was more than 90 days past due on this obligation. Under the terms of APC’s contract with Reel-Thing, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for APC’s products revert back to Reel-Thing in the event that APC is ninety (90) days past due unless they provide written consent waiving their right to the reversion and as of the date of this filing a waiver had not been obtained from Reel-Thing and Reel-Thing has not exercised their right.

APC Group has one equipment loan, bearing interest at 22% that requires monthly payments through March 2009 and a vehicle loan, bearing interest at 6% that requires monthly payments through January 2012.

Balances of long-term debt obligations as of February 28, 2009 are set out below.

Note payable to Reel-Thing Innovations	$195,000
Loan discount	(8,331)
Equipment loans	85
Vehicle loan	23,341
210,095
Current maturities of long-term debt	(171,221)
Long-term debt	$38,874

4.      NOTE PAYABLE – RELATED PARTY

As of November 30, 2008, APC Group had borrowed a net aggregate of $173,072 from two shareholders of APC Group. The loans are unsecured and accrue interest at 8% per annum. The loans have no fixed terms of repayment and are deemed payable on demand. $50,000 of these loans is convertible into common stock at a rate of $0.50 and $115,119 of these loans is convertible into common stock at a rate of $0.20.

APC Group evaluated the convertible portion of the above debt at issuance under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative and determined both were not applicable. APC Group then evaluated the convertible portion under EITF’s 98-5 and 00-27 for consideration of beneficial conversion feature and determined none existed.  During the quarter ending February 28, 2009, a reevaluation under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative occurred due to APC entering into another convertible agreement (see note 6 for details).  The other convertible agreement has conversion terms based on a percentage of market resulting in an indeterminate number of shares under EITF 00-19 which causes the related party convertible notes to become derivatives at the date of issuance of the new convertible agreement.  However, APC Group calculated the fair value of the embedded derivatives using the Black-Scholes Option Pricing Model and determined the value to be negligible to the financial statements.

On December 08, 2008, APC Group borrowed $30,000 from a shareholder of APC Group. The loan is unsecured and accrues interest at 5% per annum. The loan has no fixed terms of repayment and is deemed payable on demand.

On December 31, 2008, Denali State Bank cashed in the $100,000 certificate of deposit that was put up as collateral by Ludwig Berg, a shareholder of APC Group, to repay APC Group’s line of credit with the bank. APC Group issued the shareholder a promissory note for $100,000 with interest at 5% per annum and monthly payments of $1,000 beginning March 1, 2009 and ending January 18, 2020.

5.      LINE OF CREDIT

On November 30, 2008, the $100,000 line of credit between APC Group and Denali State Bank became due. On December 31, 2008, the bank cashed in a $100,000 certificate of deposit that was put up as collateral by Ludwig Bergh, a shareholder of APC Group, to repay the line of credit. As a result, APC Group issued the shareholder the $100,000 promissory note described in Note 4.

6.      COMMITMENTS AND CONTINGENCIES

In December 2008, APC Group entered into a service agreement with an attorney. Pursuant to the agreement, APC Group is to pay the attorney $1,000 per month and accrue $3,200 per month payable on demand. The unpaid portion of the $3,200 monthly fee is convertible at any time into common shares of APC Group at a rate equal to 10% less than the last sale price of APC Group common stock on the day preceding the conversion date. The unpaid balance also accrues interest at 10% per annum. APC Group evaluated the conversion option under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative and determined both were applicable. APC Group calculated the fair value of the embedded derivative using the Black-Scholes Option Pricing Model and determined the value to be negligible to the financial statements.

Item 2.  Management's Discussion and Analysis.

The following discussion may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Our operations involve a number of risks and uncertainties, including those described under the heading “Risk Factors” in our Annual Report on Form 10-KSB and other documents filed with the United States Securities and Exchange Commission (the “SEC” or the “Commission”).  Therefore, these types of statements may prove to be incorrect.

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

Results of Operations for the Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008

Revenue increased $27,513, or 71%, to $66,524 for the three months ended February 28, 2009, compared to revenue of $39,011 for the three months ended February 29, 2008.  During the three months ended February 29, 2008, our sole executive officer was diverted from generating sales to managing the going public process.  On August 7, 2008, our common stock was cleared for quotation on the over-the-counter Bulletin Board (the “OTCBB”), which allowed our sole executive officer to focus more time generating sales.  The increase in revenues is directly attributable to the increased focus of our sole executive officer on generating sales.  We plan to engage up to fifty (50) independent sales representatives in fiscal 2009 to generate sales.

Cost of goods sold increased $11,209, or 73%, to $26,559 for the three months ended February 28, 2009, compared to cost of goods sold of $15,350 for the three months ended February 29, 2008.  The increase in cost of goods sold was primarily due to the increase in sales.

Gross profit increased $16,304, or 69%, to $39,965 for the three months ended February 28, 2009, compared to gross profit of $23,661 for the three months ended February 29, 2008.  The increase in gross profit was due to the increase in sales.

Our gross margin was 60% for the three months ended February 28, 2009, as compared to 61% for the three months ended February 29, 2008.  The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%.  Although the Arctic Leash watertight retractable extension cord reel has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords.  Sometimes we price the Arctic Leash watertight retractable extension cord reel at cost to build relationships so that we can introduce our other products.  Our overall gross margin for any period is directly affected by the mix of products that we sell during the period.  We generated revenue of $17,314, or 26% of sales, and $9,252, or 24% of sales, from the sale of Arctic Leash watertight retractable extension cord reels for the three months ended February 28, 2009 and February 29, 2008, respectively, as compared to revenue of $49,210, or 74% of sales, and $29,759, or 76% of sales, from the sale of Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel for those same periods.  The decrease in gross margin was due to a decrease in sales of higher margin Arctic Leash branded extension cords and the MedReel relative to sales of Arctic Leash watertight retractable extension cord reels.

Selling, general and administrative expenses increased $26,981, or 33%, to $107,879 for the three months ended February 28, 2009, compared to selling, general and administrative expenses of $80,898 for the three months ended February 29, 2008.  The increase in selling, general and administrative expenses during the three months ended February 28, 2009, was primarily due to increases in advertising and marketing, bad debt expense and professional fees to satisfy our public company reporting requirements and advances to Kenneth S. Forster for serving as our sole executive officer.  The significant components of selling, general and administrative expenses for the three months ended February 28, 2009 and February 29, 2008, the percentage change over the three months ended February 29, 2008 and the expense level as a percentage of revenues are set forth in the table below:

	Three Months Ended
	February 29, 2008	February 28, 2009

Compensation	$30,109	$46,823
Percentage change over 2008		56%
As a percentage of revenues	77%	70%
Professional fees	$25,465	$31,503
Percentage change over 2008		24%
As a percentage of revenues	65%	47%
Other expenses	$25,324	$29,553
Percentage change over 2008		17%
As a percentage of revenues	65%	44%

During the three months ended February 29, 2008, compensation included officer advances of $19,313 to Kenneth S. Forster, our only executive officer.  During the three months ended February 29, 2008, professional fees included $12,600 in legal fees to satisfy our public company reporting requirements (See the discussion, below, under the heading “Contractual Obligations”).

Our common stock was cleared for quotation on the OTCBB on August 7, 2008; however, the current market for our common stock is illiquid and extremely volatile.  Prior to August 7, 2008, there was no market for our common stock, and we valued the shares based upon the last third-party sale of our common stock at that time.  Historically, our expense level has been disproportionate to our revenues because we have been required to issue large amounts of stock for services due to the risk associated with their being either no market for our common stock or an illiquid, volatile market.  We have a limited amount of cash and will likely be required to issue additional shares for services in the future.  We expect a disproportionate expense level to persist until we can increase our revenue of which there can be no assurance.  In addition, we believe that if there was a liquid, nonvolatile market for our common stock, people providing services to our company would consider it less risky and be willing to accept fewer shares at the market price which would decrease our expenses.  We plan to engage up to fifty (50) independent sales representatives in fiscal 2009 to generate sales and partially compensate them with our common stock.

Depreciation expenses was $2,918 for the three months ended February 28, 2009, compared to depreciation expense of $2,907 for the three months ended February 29, 2008.

Net operating loss increased $10,688, or 18%, to $70,832 for the three months ended February 28, 2009, compared to net operating loss of $60,144 for the three months ended February 29, 2008.  The increase in net operating loss was attributable to the increase in selling, general and administrative expenses which was offset by the increase in revenue.

We did not have loan costs for the three months ended February 28, 2009.  We had loan costs of $25,000 for the three months ended February 29, 2008 due to 125,000 shares of common stock valued at $0.20 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for the extension of a $100,000 line of credit that we had.

Interest expense decreased $4,127, or 26%, to $11,786 for the three months ended February 28, 2009, compared to interest expense of $15,913 for the three months ended February 29, 2008.  The decrease in interest expense was due to a conversion of $291,811 that we owed Reel-Thing Innovations, Inc. (“Reel-Thing”) into 1,209,524 restricted shares of our common stock, but was offset by an increase in related party debt (discussed below).

We had net loss of $82,618 (or basic and diluted net loss per share of $0.00) for the three months ended February 28, 2009, compared to net loss of $101,057 (or basic and diluted net loss per share of $0.00) for the three months ended February 29, 2008.  The decrease in net loss was attributable to the increase in revenue and the decreases in loan costs and interest expense.

Liquidity and Capital Resources

Total current assets were $114,797 as of February 28, 2009, consisting of cash and cash equivalents of $7,805, net accounts receivable of $20,966, inventory of $85,612 and prepaid expenses of $414.

Total current liabilities were $664,490 as of February 28, 2009, consisting of note payable to related party of $301,587, current maturities of long-term debt of $171,221, trade accounts payable of $152,463 and accrued expenses of $39,219.

As of February 28, 2009, we had a working capital deficit of $549,693.  The ratio of current assets to current liabilities was 17% as of February 28, 2009.  We plan to resolve our working capital deficit by converting our debt into equity and expending our operations.  For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock.  As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit.  As of February 28, 2009, we have creditors that we plan to offer conversion on aggregate debt of $152,463.  Some of the creditors are also current shareholders, persons who have previously provided services to us for shares of our common stock or persons who have previously converted amounts owed to them, so we believe that they may accept our offer, but there can be no assurance.

We believe that if we can generate annual revenue of $500,000, then we would have positive cash flow from operations.  We plan to increase our revenue by engaging up to fifty (50) independent sales representatives to generate sales.  The sales representatives will receive commissions based on their sales volume and mix of products sold, which would give us flexibility because of the large variance in the gross margin on the Arctic Leash, which is 30%, compared to some of our Arctic Leash private label extension cords, which is as high as 200%.  We believe that we can attract sales representatives without a significant amount of additional capital by offering them commissions and shares of our common stock.

During the three months ended February 28, 2009, we had a net decrease in cash and cash equivalents of $18,976 consisting of net cash used in operating activities of $45,734 and net cash used in investing activities of $390 which was offset by net cash provided by financing activities of $27,148.

Net cash used in operating activities was $45,734 during the three months ended February 28, 2009, consisting of net loss of $82,618, an adjustment for bad debt recovery of $1,253 and an increase in inventory of $17,577 which were offset by adjustments for depreciation expense of $2,918 and accretion of discount on notes payable of $3,129, decreases in accounts receivable of $11,271 and prepaid expenses of $5,126 and increases in accrued liabilities of $24,482 and trade accounts payable of $8,788.

Net cash used in investing activities was $390 during the three months ended February 28, 2009 from the purchase of property and equipment.  We did not have cash flows from investing activities during the three months ended November 30, 2007.

Net cash provided by financing activities was $27,148 during the three months ended February 28, 2009, consisting of proceeds from the issuance of related party debt of $130,000 which were offset by a decrease in net borrowings under revolving credit and payments made on related party debt of $1,485 and debt of $1,492.

On November 30, 2008, the line of credit between us and Denali State Bank in the amount of $99,875 became due. On December 31, 2008, the bank cashed in a $100,000 certificate of deposit that was assigned by one of our shareholders as collateral to repay the line of credit.  We issued the shareholder a promissory note for $100,000 with interest at 5% per annum and monthly payments of $1,000 beginning March 1, 2009 and ending January 18, 2020.

At February 28, 2009, we had current maturities of long-term debt of $171,221, most of which was owed to Reel-Thing Innovations, Inc.  As of February 28, 2009, we were more than ninety (90) days past due on installment payments to Reel-Thing. Under our agreement, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products revert back to Reel-Thing in the event that any of the installment payments is ninety (90) days past due unless they provide their written consent waiving their right to the reversion.  We plan to enter into negotiations with Reel-Thing either to extend the repayment schedule so we are no longer past due on our installment payments and obtain a written waiver or convert the debt to equity or a combination of both extension/waiver and conversion.  We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.

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

Contractual Obligations

In December 2008, we engaged an outside corporate and securities counsel to satisfy our public company reporting requirements. Pursuant to the engagement, we pay the attorney $1,000 per month and accrue $3,200 per month payable on demand. The unpaid portion of the $3,200 monthly fee is convertible at any time into our common shares at a rate equal to 10% less than the last sale price on the day preceding the conversion date. The unpaid balance also accrues interest at 10% per annum.

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

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. During the three months ended February 28, 2009 and February 29, 2008, no options were granted by us to our employees.

Going Concern Considerations

In its report dated March 2, 2009, our principal independent auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we suffered recurring losses of $3,885,414 and $889,462 in fiscal 2008 and 2007, respectively, and we had an accumulated deficit of $7,174,713 and a working capital deficit of $427,006 at November 30, 2008.  We will try to raise additional capital from the sale of common stock in one or more private placements or public offerings and/or from bank financing.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments that might result in the event that we cannot continue as a going concern.  Our continuation as a going concern is dependent upon future events, including the acquisition of additional financing to fully implement our business plan.  If we are unable to continue as a going concern, you will lose your entire investment

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms because of the identification of a material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures. In our Form 10-KSB, we identified material weakness related to deficiencies in our control environment, the staffing of our financial accounting department and segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

We are in default on the first nine (9) out of twenty-four (24) monthly installment payments to Reel-Thing.  The amount of each payment is $7,916 and the total arrearage on the date of filing this report is approximately $71,244.  Under our agreement with Reel-Thing, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products revert back to Reel-Thing in the event that any of the installment payments is ninety (90) days past due unless Reel-Thing provides their written consent waiving their right to the reversion.  We plan to enter into negotiations with Reel-Thing either to extend the repayment schedule so we are no longer past due on our installment payments and obtain a written waiver or convert the debt to equity or a combination of both extension/waiver and conversion.  We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.

Item 5.  Other Information

Item 1.01 Entry into a Material Definitive Agreement.

On March 1, 2009, we entered into a nine-month executive employment agreement with Kenneth S. Forster pursuant to which he serves as our President and Chief Executive Officer for a base salary per month of $10,000.  Mr. Forster also received a $20,000 signing bonus for entering into the agreement.  The agreement binds Mr. Forster to a non-competition provision.  Mr. Forster may terminate the agreement for good reason as defined in the agreement.  We may terminate the agreement by giving Mr. Forster at least thirty (30) days written notice in the event that Mr. Forster is disabled for more than thirty (30) consecutive days.  We may also terminate the agreement with or without cause.  If Mr. Forster terminates the agreement for good reason or we terminate the agreement without cause, then Mr. Forster will be entitled to receive as severance pay, an amount equal to $10,000 or $20,000 if such termination occurs on or before November 30, 2009 and 2010, respectively, or $30,000 if such termination occurs after November 30, 2010 in addition to all payments of salary earned through the date of termination in one lump sum.  The agreement is automatically renewable for successive terms of twelve-months unless Mr. Forster or we provide the other with written notice of non-renewal at least thirty (30) days, but not more than sixty (60) days, before the renewal date.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 1, 2009, we entered into a nine-month executive employment agreement with Kenneth S. Forster.  The terms and conditions of the agreement or set forth above under the heading “Item 1.01 Entry into a Material definitive Agreement.”

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Executive Employment Agreement with Kenneth S. Forster
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APC GROUP, INC.

Date: April 20, 2009	By:	/s/ Kenneth S. Forster
Name: Kenneth S. Forster Title: President and Chief Executive Officer