Form 10-Q
period 2009-05-31
APC Group, Inc
filed 2009-08-17
CIK 1354003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                        Commission File Number 000-52789

                                 APC GROUP, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                          20-1069585
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                    3526 INDUSTRIAL AVE, FAIRBANKS, AK 99701
               (Address of principal executive offices) (Zip Code)

                                 (907) 457-2501
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
                                                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              Yes [  ]    No [X]

As of August 14, 2009, there were 33,797,364 outstanding shares of the registrant's common stock, $.001 par value per share.

                                TABLE OF CONTENTS


                                                                        PAGE NO.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............14

ITEM 4T.  CONTROLS AND PROCEDURES.............................................14


                           PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................15

ITEM 5.  OTHER INFORMATION....................................................16

ITEM 6.  EXHIBITS.............................................................16

                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                 APC GROUP, INC.
                                 BALANCE SHEETS

                                                                          MAY 31,      NOVEMBER 30,
                                                                           2009           2008
                                                                        (UNAUDITED)
                                                                        -----------    -----------
                                   ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                         $       982    $    26,781
      Accounts receivable, net of allowance of
          $15,108 and $12,042, respectively                                  16,541         30,984
      Inventory                                                              86,999         68,035
      Prepaid expenses                                                          756          5,540
                                                                        -----------    -----------
          Total current assets                                              105,278        131,340

      Property and equipment, net of accumulated depreciation
          of $47,763 and $41,919, respectively                               34,005         39,459
                                                                        -----------    -----------

TOTAL ASSETS                                                            $   139,283    $   170,799
                                                                        ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable-trade                                            $   186,817    $   143,675
      Accrued expenses                                                       73,229         14,737
      Note payable-related party                                            301,337        173,072
      Line of credit                                                           --           99,875
      Current maturities of long-term debt                                  178,288        126,987
                                                                        -----------    -----------
         Total current liabilities                                          739,671        558,346

      Long-term debt, net of current maturities                              33,667         81,471
                                                                        -----------    -----------
TOTAL LIABILITIES                                                           773,338        639,817

SHAREHOLDERS' DEFICIT
      Preferred stock, $0.001 par value; 5,000,000 shares authorized;
          66,000 shares issued and outstanding                                   66             66
      Common stock, $0.001 par value; 50,000,000 shares authorized;
         33,797,364 shares issued and outstanding                            33,798         32,957
      Additional paid-in-capital                                          6,771,053      6,672,672
      Accumulated deficit                                                (7,438,972)    (7,174,713)
                                                                        -----------    -----------
          Total shareholders' deficit                                      (634,055)      (469,018)
                                                                        -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                             $   139,283    $   170,799
                                                                        ===========    ===========



                       See notes to financial statements.


                                 APC GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                      MAY 31,                         MAY 31,
                                                      -------                         -------
                                                2009           2008            2009             2008
                                            ------------    ------------    ------------    ------------

REVENUE                                     $     38,022    $     24,104    $    104,546    $     63,115
COST OF GOODS SOLD                                 9,588          10,407          36,147          25,757
                                            ------------    ------------    ------------    ------------
     Gross profit                                 28,434          13,697          68,399          37,358


OPERATING EXPENSES
 Selling, general and administrative
   expenses                                      192,636          91,442         300,515         172,340
 Depreciation expense                              2,926           2,907           5,844           5,814
                                            ------------    ------------    ------------    ------------
Total operating expenses                         195,562          94,349         306,359         178,154
                                            ------------    ------------    ------------    ------------
     Net operating loss                         (167,128)        (80,652)       (237,960)       (140,796)

OTHER INCOME (EXPENSE)
 Loan costs                                         --              --              --           (25,000)
 Interest expense                                (14,513)         (7,767)        (26,299)        (23,680)
                                            ------------    ------------    ------------    ------------

     Net loss                               $   (181,641)   $    (88,419)   $   (264,259)   $   (189,476)
                                            ============    ============    ============    ============


     Basic and diluted net loss per share   $      (0.01)   $      (0.00)   $      (0.01)   $      (0.01)

     Weighted average shares outstanding      33,143,375      22,847,446      33,048,842      22,297,336




                       See notes to financial statements.



                                                                APC GROUP, INC.
                                                 STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                     FOR THE SIX MONTHS ENDED MAY 31, 2009
                                                                  (UNAUDITED)

                                                                                       Additional
                               Preferred       Common      Preferred      Common        Paid in     Accumulated
                                 Shares        Shares        Stock         Stock        Capital       Deficit        Total
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances, November 30, 2008        66,000    32,956,364   $        66   $    32,957   $ 6,672,672   $(7,174,713)   $  (469,018)

Stock issued for services            --         841,000          --             841        81,434          --           82,275

Option expense                       --            --            --            --          16,947          --           16,947

Net loss                             --            --            --            --            --        (264,259)      (264,259)
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances, May 31, 2009             66,000    33,797,364   $        66   $    33,798   $ 6,771,053   $(7,438,972)   $  (634,055)
                              ===========   ===========   ===========   ===========   ===========   ===========    ===========




                       See notes to financial statements.


                                               APC GROUP, INC.
                                          STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                            FOR THE SIX MONTHS ENDED
                                                                               MAY 31,       MAY 31,
                                                                                2009          2008
                                                                              ---------    ---------
Cash flows from operating activities:
       Net loss                                                               $(264,259)   $(189,476)

Adjustments to reconcile net loss to net cash used in operating activities:
             Stock issued for services                                           99,222         --
             Stock issued for loan costs                                           --         25,000
             Depreciation                                                         5,844        5,814
             Accretion of discount on notes payable                              17,094        9,902
             Bad debt (recovery)                                                  3,066       (3,925)
             Changes in assets and liabilities:
                Accounts receivable                                              11,377       27,208
                Inventory                                                       (18,964)     (24,771)
                Prepaid expenses                                                  4,784        7,749
                Accounts payable-trade                                           43,142       14,812
                Accounts payable-related party                                     --           (494)
                Accrued liabilities                                              58,492       15,941
                                                                              ---------    ---------
Net cash used in operating activities                                           (40,202)    (112,240)

Cash flows from investing activities:
       Purchase of property and equipment                                          (390)        --
                                                                              ---------    ---------
Net cash used in investing activities                                              (390)        --

Cash flows from financing activities:
       Proceeds from sale of common stock                                          --            750
       Net borrowings under revolving credit                                    (99,875)        --
       Proceeds from issuance of related party debt                             130,000      115,619
       Payments made on related party debt                                       (1,735)        --
       Payments made on debt                                                    (13,597)      (7,075)
                                                                              ---------    ---------
Net cash provided by financing activities                                        14,793      109,294
                                                                              ---------    ---------

Net decrease in cash and cash equivalents                                       (25,799)      (2,946)
Cash and cash equivalents, at beginning of period                                26,781        3,796
                                                                              ---------    ---------

Cash and cash equivalents, at end of period                                   $     982    $     850
                                                                              =========    =========

Supplemental cash flows information:
       Cash paid for interest                                                 $  26,299    $  23,680
       Cash paid for income tax                                                    --           --

Noncash financing activities:
       Stock issued for services                                              $  82,474    $    --
       Stock issued for debt                                                  $    --      $ 291,811
       Additional debt discount for modification of debt                      $    --      $   2,856


                       See notes to financial statements.

                                 APC GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of APC Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in APC Group's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-KSB have been omitted.


2.   GOING CONCERN

APC Group suffered losses in 2009 and 2008, has an accumulated deficit and a working capital deficit at May 31, 2009. These conditions raise substantial doubt as to APC Group's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if APC Group is unable to continue as a going concern.


3.   LONG-TERM DEBT

On February 21, 2008, APC Group and Reel Thing Innovations, Inc. amended their May 5, 2005 agreement to convert the past due amount consisting of $238,000 principal and $53,811 accrued late payment interest for 1,209,524 shares of APC's common stock. The remaining balance of $195,000 was modified such that $5,000 is due on the effective date of the amended agreement and twenty-four
(24) installment payments of $7,916 beginning on August 1, 2008 and ending on August 1, 2010. A 10% interest rate was used to discount the loan for the non-interest bearing obligation. As of May 31, 2009, APC was more than 90 days past due on this obligation. Under the terms of APC's contract with Reel-Thing, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for APC's products revert back to Reel-Thing in the event that APC is ninety (90) days past due unless they provide written consent waiving their right to the reversion and as of the date of this filing a waiver had not been obtained from Reel-Thing and Reel-Thing has not exercised their right.

APC Group has one vehicle loan, bearing interest at 6% that requires monthly payments through January 2012.

Balances of long-term debt obligations as of May 31, 2009 are set out below.

              Note payable to Reel-Thing Innovations             $    195,000
              Loan discount                                            (5,634)
              Vehicle loan                                             22,589
                                                                 -------------
                                                                      211,955
              Current maturities of long-term debt                   (178,288)
                                                                 -------------
              Long-term debt                                     $     33,667
                                                                 =============

4.   NOTE PAYABLE - RELATED PARTY

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

APC Group evaluated the convertible portion of the above debt at issuance under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative and determined both were not applicable. APC Group then evaluated the convertible portion under EITF's 98-5 and 00-27 for consideration of beneficial conversion feature and determined none existed. During the quarter ending May 31, 2009, a reevaluation under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative occurred due to APC entering into another convertible agreement (see note 9 for details). The other convertible agreement has conversion terms based on a percentage of market resulting in an indeterminate number of shares under EITF 00-19 which causes the related party convertible notes to become derivatives at the date of issuance of the new convertible agreement. However, APC Group calculated the fair value of the embedded derivatives using the Black-Scholes Option Pricing Model and determined the value to be negligible to the financial statements.

On December 08, 2008, APC Group borrowed $30,000 from a shareholder of APC Group. The loan is unsecured and accrues interest at 5% per annum. The loan has no fixed terms of repayment and is deemed payable on demand.

On December 31, 2008, Denali State Bank cashed in the $100,000 certificate of deposit that was put up as collateral by Ludwig Berg, a shareholder of APC Group, to repay APC Group's line of credit with the bank. APC Group issued the shareholder a promissory note for $100,000 with interest at 5% per annum and monthly payments of $1,000 beginning March 1, 2009 and ending January 18, 2020.


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


6.   COMMON STOCK

ISSUANCES FOR SERVICES

During the six months ended May 31, 2009, APC Group, Inc. issued 841,000 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $82,275.


7.    STOCK OPTIONS

On May 14, 2009, we entered into a consulting agreement with Pinnacle Consulting Group, Inc. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to Pinnacle Consulting Group, Inc. 200,000 options to purchase up to 100,000 of our restricted common stock at $0.25 per share and 100,000 of our restricted common stock at $0.50 per share; and (ii) Pinnacle Consulting Group, Inc. shall perform investor relation and financial public relation services as mutually agreed upon. Compensation cost for the 200,000 options issued to Pinnacle Consulting Group, Inc. for consulting services amounted to $16,947, recognized in the financial statements for the six months ended May 31, 2009. The weighted average fair value of the options issued was $0.08. Variables used in the Black Scholes option pricing model includes (i) 0.54% risk-free interest rate (ii) expected life of fifty five months (iii) expected volatility of 597% and (iv) zero expected dividends.

     Summary information regarding options/warrants is as follows:

                                                                Weighted Average
                                       Options/Warrants            Share Price
Outstanding at November 30, 2008              --                      $ --
       Issued                              200,000                     0.38

       Exercised                              --                        --

       Forfeited                              --                        --
                                           -------                    -----
Outstanding at May 31, 2009                200,000                    $0.38
                                           =======                    =====

Options/Warrants outstanding and exercisable as of May 31, 2009:

                             Outstanding
                -----------------------------------
                                                        Exercisable
   Exercise       Number of            Remaining           Number
    Price       Options/Warrants        Life            of Shares
  ----------    ----------------    ---------------     -----------

$    0.25           100,000              4 year            100,000
$    0.50           100,000              4 year            100,000
                   --------                                -------
                    200,000                                200,000
                   ========                                =======


8.    NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing the net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Fully diluted net income per common share is calculated by dividing the net income applicable to common shares by the weighted-average number of common and common equivalent shares outstanding during the period. The weighted average common shares and common stock equivalents for both basic and fully diluted earnings per share calculations are as follows:

                                                        FOR THE SIX MONTHS ENDED
                                                                MAY 31,
                            DESCRIPTION                  2009            2008
                                                      -----------     ----------

Weighted-average shares used to compute basic net
  income per common share                             33,048,842      22,297,336
Securities convertible into shares of
  common stock used in
  calculation of common stock equivalents for
  fully diluted EPS:
Stock options/warrants                                    20,879           --
                                                      -----------     ----------
Weighted-average shares used to compute
  diluted net income per common share                 33,069,721      22,297,336

                                                      ===========     ==========

Common stock equivalents for the six months ended May 31, 2009 was not used in calculating fully diluted earnings per share as the effect would be anti-dilutive for the loss incurred.

9.   COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The following discussion may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend," "anticipate", "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Our operations involve a number of risks and uncertainties, including those described under the heading "Risk Factors" in our Annual Report on Form 10-KSB and other documents filed with the United States Securities and Exchange Commission (the "SEC" or the "Commission"). Therefore, these types of statements may prove to be incorrect.

     OVERVIEW

     We market a number of patented watertight retractable power cord products for use in different industries. We also market our proprietary Arctic Leash brand polar extension cords.

     o ARCTIC LEASH: Vehicle mount retractable polar extension cord reel for motor vehicles.
     o    BOOM LEASH: Retractable polar cord reel for use with "Boom" trucks.
     o WALL LEASH: Outdoor wall or pole mountable retractable polar cord reel for homes, business, and general use in all climates for homes, business, and industry.
     o MEDREEL: Retractable green dot cord reel for operating rooms, crash carts, IV poles, computer carts, and hospital beds in health care facilities.
     o ARCTIC LEASH EXTENSION CORDS: Proprietary polar cords in all lengths and gauges.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MAY 31, 2009 COMPARED TO THE SIX MONTHS ENDED MAY 31, 2008

     Revenue increased $41,431, or 66%, to $104,546 for the six months ended May 31, 2009, compared to revenue of $63,115 for the six months ended May 31, 2008. During 2008, our sole executive officer was diverted from generating sales to managing the going public process. On August 7, 2008, our common stock was cleared for quotation on the over-the-counter Bulletin Board (the "OTCBB"), which allowed our sole executive officer to focus more time generating sales. The increase in revenues is directly attributable to the increased focus of our sole executive officer on generating sales. We plan to engage independent sales representatives in fiscal 2009 to generate sales.

     Cost of goods sold increased $10,390, or 40%, to $36,147 for the six months ended May 31, 2009, compared to cost of goods sold of $25,757 for the six months ended May 31, 2008. The increase in cost of goods sold was primarily due to the increase in sales.

     Gross profit increased $31,041, or 83%, to $68,399 for the six months ended May 31, 2009, compared to gross profit of $37,358 for the six months ended May 31, 2008. The increase in gross profit was due to the increase in sales.

       Our gross margin was 65% for the six months ended May 31, 2009, as compared to 59% for the six months ended May 31, 2008. The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%. Although the Arctic Leash watertight retractable extension cord reel has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords. Sometimes we price the Arctic Leash watertight retractable extension cord reel at cost to build relationships so that we can introduce our other products. Our overall gross margin for any period is directly affected by the mix of products that we sell during the period. We generated revenue of $26,629, or 25% of sales, and

$18,867, or 30% of sales, from the sale of Arctic Leash watertight retractable extension cord reels for the six months ended May 31, 2009 and May 31, 2008, respectively, as compared to revenue of $77,917, or 75% of sales, and $44,248, or 70% of sales, from the sale of Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel for those same periods. The increase in gross margin was due to an increase in sales of higher margin Arctic Leash branded extension cords and the MedReel relative to sales of Arctic Leash watertight retractable extension cord reels.

     Selling, general and administrative expenses increased $128,175, or 74%, to $300,515 for the six months ended May 31, 2009, compared to selling, general and administrative expenses of $172,340 for the six months ended May 31, 2008. The increase in selling, general and administrative expenses during the six months ended May 31, 2009, was primarily due to increases in stock issued for services, advertising, compensation and certain professional fees to satisfy our public company reporting requirements. The significant components of selling, general and administrative expenses for the six months ended May 31, 2009 and May 31, 2008, the percentage change over the six months ended May 31, 2008 and the expense level as a percentage of revenues are set forth in the table below:

----------------------------------- --------------------------------------------
                                                 SIX MONTHS ENDED
----------------------------------- --------------------------------------------
----------------------------------- ---------------------- ---------------------
                                        MAY 31, 2008           MAY 31, 2009
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------

----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
Compensation                          $      51,614          $      88,778
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
    Percentage change over 2008                                        72%
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
    As a percentage of revenues                 82%                    85%
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
Professional fees                     $      62,149          $      61,644
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
    Percentage change over 2008                                          *
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
    As a percentage of revenues                 98%                    59%
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
Other expenses                        $      58,577          $     150,093
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
    Percentage change over 2008                                       156%
----------------------------------- ---------------------- ---------------------
----------------------------------- ---------------------- ---------------------
    As a percentage of revenues                 93%                   144%
----------------------------------- ---------------------- ---------------------

         * Less than one percent.

     During the six months ended May 31, 2009, compensation included officer advances of $20,000 to Kenneth S. Forster, our only executive officer. During the six months ended May 31, 2009, professional fees included $25,200 in legal fees to satisfy our public company reporting requirements (See the discussion, below, under the heading "Contractual Obligations"). During the six months ended May 31, 2009, other expenses included $82,474 and $16,947 for 841,000 shares of stock and options, respectively, issued to third parties.

     Our common stock was cleared for quotation on the OTCBB on August 7, 2008; however, the current market for our common stock is illiquid and extremely volatile. Prior to August 7, 2008, there was no market for our common stock, and we valued the shares based upon the last third-party sale of our common stock at that time. Historically, our expense level has been disproportionate to our revenues because we have been required to issue large amounts of stock for services due to the risk associated with their being either no market for our common stock or an illiquid, volatile market and because we are generating revenue below the point that we estimate we would have positive cash flow from operations (our break-even point). We have a limited amount of cash and will likely be required to issue additional shares for services in the future. We expect a disproportionate expense level to persist until we can increase our revenue of which there can be no assurance. In addition, we believe that if there was a liquid, nonvolatile market for our common stock, people providing services to our company would consider it less risky and be willing to accept fewer shares at the market price which would decrease our expenses. We plan to engage independent sales representatives in fiscal 2009 to generate sales and partially compensate them with our common stock.

     Depreciation expenses was $5,844 for the six months ended May 31, 2009, compared to depreciation expense of $5,814 for the six months ended May 31, 2008.

     Net operating loss increased $97,164, or 69%, to $237,960 for the six months ended May 31, 2009, compared to net operating loss of $140,796 for the six months ended May 31, 2008. The increase in net operating loss was attributable to the increase in selling, general and administrative expenses.

     We did not have loan costs for the six months ended May 31, 2009. We had loan costs of $25,000 for the six months ended May 31, 2008 due to 125,000 shares of common stock valued at $0.20 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for the extension of a $100,000 line of credit that we had.

     Interest expense increased $2,619, or 11%, to $26,299 for the six months ended May 31, 2009, compared to interest expense of $23,680 for the six months ended May 31, 2008. The increase in interest expense was due an increase in liabilities.

     We had net loss of $264,259 (or basic and diluted net loss per share of $0.01) for the six months ended May 31, 2009, compared to net loss of $189,476 (or basic and diluted net loss per share of $0.01) for the six months ended May 31, 2008. The increase in net loss was attributable to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Total current assets were $105,278 as of May 31, 2009, consisting of cash and cash equivalents of $982, net accounts receivable of $16,541, inventory of $86,999 and prepaid expenses of $756.

     Total current liabilities were $739,671 as of May 31, 2009, consisting of note payable to related party of $301,337, trade accounts payable of $186,817, current maturities of long-term debt of $178,288 and accrued expenses of $73,229.

     As of May 31, 2009, we had a working capital deficit of $634,393. The ratio of current assets to current liabilities was 14% as of May 31, 2009. We plan to resolve our working capital deficit by converting our debt into equity and expending our operations. For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock. As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit. As of May 31, 2009, we have creditors that we plan to offer conversion on aggregate debt of $186,817. Some of the creditors are also current shareholders, persons who have previously provided services to us for shares of our common stock or persons who have previously converted amounts owed to them, so we believe that they may accept our offer, but there can be no assurance.

     We believe that if we can generate annual revenue of $500,000, then we would have positive cash flow from operations. We plan to increase our revenue by engaging independent sales representatives to generate sales. The sales representatives will receive commissions based on their sales volume and mix of products sold, which would give us flexibility because of the large variance in the gross margin on the Arctic Leash, which is 30%, compared to some of our Arctic Leash private label extension cords, which is as high as 200%. We believe that we can attract sales representatives without a significant amount of additional capital by offering them commissions and shares of our common stock.

     During the six months ended May 31, 2009, we had a net decrease in cash and cash equivalents of $25,799 consisting of net cash used in operating activities of $40,202 and net cash used in investing activities of $390 which was offset by net cash provided by financing activities of $14,793.

     Net cash used in operating activities was $40,202 during the six months ended May 31, 2009, consisting of net loss of $264,259 and an increase in inventory of $18,964 which were offset by adjustments for stock issued for services of $99,222, depreciation expense of $5,844, accretion of discount on notes payable of $17,094 and bad debt of $3,066, decreases in accounts receivable of $11,377 and prepaid expenses of $4,784, and increases in accrued liabilities of $58,492 and trade accounts payable of $43,142.

     Net cash used in investing activities was $390 during the six months ended May 31, 2009 from the purchase of property and equipment. We did not have cash flows from investing activities during the six months ended May 31, 2008.

     Net cash provided by financing activities was $14,793 during the six months ended May 31, 2009, consisting of proceeds from the issuance of related party debt of $130,000 which were offset by a decrease in net borrowings under revolving credit of $99,875, payments made on debt of $13,597 and payments made on related party debt of $1,735.

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

     At May 31, 2009, we had current maturities of long-term debt of $178,288, most of which was owed to Reel-Thing Innovations, Inc. As of May 31, 2009, we were more than ninety (90) days past due on installment payments to Reel-Thing. Under our agreement, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products revert back to Reel-Thing in the event that any of the installment payments is ninety (90) days past due unless they provide their written consent waiving their right to the reversion. We plan to enter into negotiations with Reel-Thing either to extend the repayment schedule so we are no longer past due on our installment payments and obtain a written waiver or convert the debt to equity or a combination of both extension/waiver and conversion. We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.

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

-------------------------- -------------- ------------ ------------ ------------
PURPOSE
-------------------------- -------------- ------------ ------------ ------------
-------------------------- -------------- ------------ ------------ ------------

-------------------------- -------------- ------------ ------------ ------------
-------------------------- -------------- ------------ ------------ ------------
Sales Force                $    141,000   $   300,000  $   300,000  $   300,000
-------------------------- -------------- ------------ ------------ ------------
-------------------------- -------------- ------------ ------------ ------------
Inventory                       141,000       300,000      300,000      300,000
-------------------------- -------------- ------------ ------------ ------------
-------------------------- -------------- ------------ ------------ ------------
Advertising and Marketing        93,000       150,000      200,000      200,000
-------------------------- -------------- ------------ ------------ ------------
-------------------------- -------------- ------------ ------------ ------------
Technology and Software               -             -       75,000       75,000
-------------------------- -------------- ------------ ------------ ------------
-------------------------- -------------- ------------ ------------ ------------
Engineering and Testing               -             -       50,000       50,000
-------------------------- -------------- ------------ ------------ ------------
-------------------------- -------------- ------------ ------------ ------------
Misc. Other Purposes                  -             -      200,000      575,000
                           ------------    ----------  -----------  -----------
-------------------------- -------------- ------------ ------------ ------------
-------------------------- -------------- ------------ ------------ ------------
NET PROCEEDS               $    375,000   $   750,000  $ 1,125,000  $ 1,500,000
-------------------------- -------------- ------------ ------------ ------------

     The funds would be used to increase manufacturing of our products, expand our research and development efforts, and attract a larger talented sales force. We intend to raise the financing from the sale of common stock in one or more private placements and/or from bank financing. We do not have any firm commitments or identified sources of additional capital from third parties or from our officers, directors or shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. If we are unable to raise additional financing on terms satisfactory to us, or at all, we would not be able to fully implement our business plan which would have a materially adverse effect our business and financial position and could cause us to delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Bad debt expense is recognized based on management's estimate of likely losses per year, past experience and an estimate of current year uncollectible amounts.

     STOCK-BASED COMPENSATION

     Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENT, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. During the six months ended May 31, 2009 and May 31, 2008, no options were granted by us to our employees.

     GOING CONCERN CONSIDERATIONS

     In its report dated March 2, 2009, our principal independent auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern because we suffered recurring losses of $3,885,414 and $889,462 in fiscal 2008 and 2007, respectively, and we had an accumulated deficit of $7,174,713 and a working capital deficit of $427,006 at November 30, 2008. We will try to raise additional capital from the sale of common stock in one or more private placements and/or from bank financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result in the event that we cannot continue as a going concern. Our continuation as a going concern is dependent upon future events, including the acquisition of additional financing to fully implement our business plan. If we are unable to continue as a going concern, you will lose your entire investment

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Pursuant to Item 305(e) of Regulation S-K (ss. 229.305(e)), we are not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

ITEM 4T.  CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms because of the identification of a material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures. In our Form 10-KSB, we identified material weakness related to deficiencies in our control environment, the staffing of our financial accounting department and segregation of duties.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On April 20, 2009, we issued 166,000 shares of common stock valued at $24,900 to an individual for print advertising services for our products.

     On May 13, 2009, we issued 250,000 shares of common stock valued at $21,250 to a company for investor relations services.

     On May 18, 2009, we issued 225,000 shares of common stock valued at $19,125 to a company for investor and financial public relation services. On that same date, we also issued the company 200,000 options to purchase up to 100,000 of our restricted common stock at $0.25 per share and 100,000 of our restricted common stock at $0.50 per share as additional consideration for the investor and financial public relation services. Compensation cost for the options amounted to $16,947, recognized in the financial statements for the six months ended May 31, 2009,. The weighted average fair value of the options issued was $0.08.

     On May 18, 2009, we issued 200,000 shares of common stock valued at $17,000 to the Fairbanks Rescue Mission as a donation.

     We issued the shares in all of the foregoing transactions in reliance upon
Section 4(2) of the Securities Act since none of the transactions involved underwriters, underwriting discounts or commissions; all shares were restricted from further sale or transfer by restrictive legends and applicable stop transfer instructions; no sales were made by general solicitation or advertising; sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment; and all investors either had a previous relationship with us or were given the opportunity to obtain any additional information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     We are in default on the first thirteen (13) out of twenty-four (24) monthly installment payments to Reel-Thing. The amount of each payment is $7,916 and the total arrearage on the date of filing this report is approximately $102,908. Under our agreement with Reel-Thing, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products revert back to Reel-Thing in the event that any of the installment payments is ninety (90) days past due unless Reel-Thing provides their written consent waiving their right to the reversion. We plan to enter into negotiations with Reel-Thing either to extend the repayment schedule so we are no longer past due on our installment payments and obtain a written waiver or convert the debt to equity or a combination of both extension/waiver and conversion. We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.

ITEM 5.  OTHER INFORMATION.

ITEM. 3.02. UNREGISTERED SALES OF EQUITY SECURITIES.

     See the disclosure, above, under Part II, Other Information, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

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


                                   APC GROUP, INC.

Date: August 17, 2009              By: /S/ KENNETH S. FORSTER
                                       ----------------------
                                   Name: Kenneth S. Forster
                                   Title: President and Chief Executive Officer