Form 10-Q
period 2009-08-31
APC Group, Inc
filed 2009-10-21
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

As of October 21, 2009, there were 34,169,955 outstanding shares of the registrant's common stock, $.001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
APC GROUP, INC.
BALANCE SHEETS

	August 31,	November 30,
	2009 (unaudited)	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,267	$26,781
Accounts receivable, net of allowance of
$15,108 and $12,042, respectively	7,456	30,984
Inventory	85,730	68,035
Prepaid expenses	-	5,540
Total current assets	102,453	131,340

Property and equipment, net of accumulated depreciation
of $50,689 and $41,919, respectively	31,079	39,459

TOTAL ASSETS	$133,532	$170,799

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable-trade	$199,704	$143,675
Accrued expenses	116,428	14,737
Note payable-related party	295,119	173,072
Line of credit	-	99,875
Current maturities of long-term debt	196,360	126,987
Total current liabilities	807,611	558,346

Long-term debt, net of current maturities	15,870	81,471
TOTAL LIABILITIES	823,481	639,817

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
66,000 shares issued and outstanding	66	66
Common stock, $0.001 par value; 50,000,000 shares authorized;
34,169,955 shares issued and outstanding	34,171	32,957
Additional paid-in-capital	6,778,504	6,672,672
Accumulated deficit	(7,502,690)	(7,174,713)
Total shareholders’ deficit	(689,949)	(469,018)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$133,532	$170,799

See notes to financial statements.

APC GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2009	2008	2009	2008

REVENUE	$34,801	$28,286	$139,347	$91,401
COST OF GOODS SOLD	9,192	8,563	45,339	34,320
Gross profit	25,609	19,723	94,008	57,081

OPERATING EXPENSES
Selling, general and administrative expenses	68,146	3,669,567	368,661	3,841,907
Depreciation expense	2,926	2,907	8,770	8,721
Total operating expenses	71,072	3,672,474	377,431	3,850,628
Net operating loss	(45,463)	(3,652,751)	(283,423)	(3,793,547)

OTHER INCOME (EXPENSE)
Loan costs	-	-	-	(25,000)
Interest expense	(18,255)	(9,504)	(44,554)	(33,184)

Net loss	$(63,718)	$(3,662,255)	$(327,977)	$(3,851,731)

Basic and diluted net loss per share	$(0.00)	$(0.14)	$(0.01)	$(0.17)

Weighted average shares outstanding	34,137,200	25,381,710	33,413,036	23,319,985

See notes to financial statements.

APC GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Nine Months Ended August 31, 2009
(unaudited)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total

Balances, November 30, 2008	66,000	32,956,364	$66	$32,957	$6,672,672	$(7,174,713)	$(469,018)

Stock issued for:
Services	-	841,000	-	841	81,434	-	82,275
Debt conversion	-	372,591	-	373	7,451	-	7,824

Option expense	-	-	-	-	16,947	-	16,947

Net loss	-	-	-	-	-	(327,977)	(327,977)

Balances, August 31, 2009	66,000	34,169,955	$66	$34,171	$6,778,504	$(7,502,690)	$(689,949)

See notes to financial statements.

APC GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(327,977)	$(3,851,731)

Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	99,222	3,603,750
Stock issued for conversion of debt	7,824	-
Stock issued for loan costs	-	25,000
Depreciation	8,770	8,721
Accretion of discount on notes payable	8,016	13,965
Bad debt (recovery)	3,066	(3,925)
Changes in assets and liabilities:
Accounts receivable	20,462	27,730
Inventory	(17,695)	(21,947)
Prepaid expenses	5,540	10,568
Accounts payable-trade	56,029	30,543
Accounts payable-related party	-	(1,674)
Accrued liabilities	101,691	4,009
Net cash used in operating activities	(35,052)	(154,991)

Cash flows from investing activities:
Purchase of property and equipment	(390)	-
Net cash used in investing activities	(390)	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	15,750
Net borrowings under revolving credit	(99,875)	-
Proceeds from issuance of related party debt	130,000	165,619
Payments made on related party debt	(7,953)	-
Payments made on debt	(4,244)	(7,934)
Net cash provided by financing activities	17,928	173,435

Net decrease in cash and cash equivalents	(17,514)	18,444
Cash and cash equivalents, at beginning of period	26,781	3,796

Cash and cash equivalents, at end of period	$9,267	$22,240

Supplemental cash flows information:
Cash paid for interest	$44,554	$28,729

Non-cash financing activities:

Stock issued for debt	$-	$291,811
Additional debt discount for modification of debt	$-	$2,856

See notes to financial statements.

APC GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying un-audited interim financial statements of APC Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in APC Group’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-KSB have been omitted.

2.      GOING CONCERN

APC Group suffered losses in 2009 and 2008, has an accumulated deficit and a working capital deficit at August 31, 2009. These conditions raise substantial doubt as to APC Group’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if APC Group is unable to continue as a going concern.

3.      LONG-TERM DEBT

On February 21, 2008, APC Group and Reel Thing Innovations, Inc. amended their May 5, 2005 agreement to convert the past due amount consisting of $238,000 principal and $53,811 accrued late payment interest for 1,209,524 shares of APC’s common stock. The remaining balance of $195,000 was modified such that $5,000 is due on the effective date of the amended agreement and twenty-four (24) installment payments of $7,916 beginning on August 1, 2008 and ending on August 1, 2010. A 10% interest rate was used to discount the loan for the non-interest bearing obligation. As of August 31, 2009, APC was more than 90 days past due on this obligation. Under the terms of APC’s contract with Reel-Thing, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for APC’s products revert back to Reel-Thing in the event that APC is ninety (90) days past due unless they provide written consent waiving their right to the reversion and as of the date of this filing a waiver had not been obtained from Reel-Thing and Reel-Thing has not exercised their right.

APC Group has one vehicle loan, bearing interest at 6% that requires monthly payments through January 2012.

Balances of long-term debt obligations as of August 31, 2009 are set out below.

Note payable to Reel-Thing Innovations	$195,000
Loan discount	(3,444)
Vehicle loan	20,674
212,230
Current maturities of long-term debt	(196,360)
Long-term debt	$15,870

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

APC Group evaluated the convertible portion of the above debt at issuance under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative and determined both were not applicable. APC Group then evaluated the convertible portion under EITF’s 98-5 and 00-27 for consideration of beneficial conversion feature and determined none existed.  During the quarter ending August 31, 2009, a reevaluation under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative occurred due to APC entering into another convertible agreement (see note 6 for details).  The other convertible agreement has conversion terms based on a percentage of market resulting in an indeterminate number of shares under EITF 00-19 which causes the related party convertible notes to become derivatives at the date of issuance of the new convertible agreement.  However, APC Group calculated the fair value of the embedded derivatives using the Black-Scholes Option Pricing Model and determined the value to be negligible to the financial statements.

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

On June 9, 2009, APC Group issued 372,591 shares to related parties valued at $7,824 for conversion of debt and accrued interest.

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

6.      COMMON STOCK

During the nine months ended August 31, 2009, APC Group, Inc. issued 841,000 shares to third parties for services rendered valued at their fair market value using quoted market prices on the date of grant, resulting in total share-based compensation expense of $82,275 and issued 372,591 shares to related parties valued at $7,824 for conversion of debt and accrued interest.

7.      STOCK OPTIONS

On May 14, 2009, we entered into a consulting agreement with Pinnacle Consulting Group, Inc. In accordance with the terms and provisions of the consulting agreement: (i) we shall issue to Pinnacle Consulting Group, Inc. 200,000 options to purchase up to 100,000 of our restricted common stock at $0.25 per share and 100,000 of our restricted common stock at $0.50 per share; and (ii) Pinnacle Consulting Group, Inc. shall perform investor relation and financial public relation services as mutually agreed upon. Compensation cost for the 200,000 options issued to Pinnacle Consulting Group, Inc. for consulting services amounted to $16,947, recognized in the financial statements for the nine months ended August 31, 2009. The weighted average fair value of the options issued was $0.08. Variables used in the Black Scholes option pricing model includes (i) 0.54% risk-free interest rate (ii) expected life of fifty five months  (iii) expected volatility of 597% and (iv) zero expected dividends.

Summary information regarding options/warrants is as follows:

		Weighted Average
	Options/Warrants	Share Price
Outstanding at November 30, 2008	-	$-
Issued	200,000	0.38
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2009	200,000	$0.38

Options/Warrants outstanding and exercisable as of August 31, 2009:

	Outstanding		Exercisable
	Number of	Remaining	Number
Exercise Price	Options/Warrants	Life	of Shares

$ 0.25	100,000	4 year	100,000
$ 0.50	100,000	4 year	100,000
	200,000		200,000

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

	For the Nine Months Ended
	August 31,
Description	2009	2008
Weighted-average shares used to compute basic net
income per common share	33,413,036	23,319,985
Securities convertible into shares of common stock used in calculation of common stock equivalents for fully diluted EPS:
Stock options/warrants	81,022	-
Weighted-average shares used to compute diluted net income per common share	33,494,058	23,319,985

Common stock equivalents for the nine months ended August 31, 2009 was not used in calculating fully diluted earnings per share, as the effect would be anti-dilutive for the loss incurred.

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

Results of Operations for the Nine Months Ended August 31, 2009 Compared to the Nine Months Ended August 31, 2008

Revenue increased $47,946, or 52%, to $139,347 for the nine months ended August 31, 2009, compared to revenue of $91,401 for the nine months ended August 31, 2008.  During 2008, our sole executive officer was diverted from generating sales to managing the going public process.  On August 7, 2008, our common stock was cleared for quotation on the over-the-counter Bulletin Board (the “OTCBB”), which allowed our sole executive officer to focus more time generating sales.  The increase in revenues is directly attributable to the increased focus of our sole executive officer on generating sales.  We plan to engage independent sales representatives to generate additional sales and expand markets.

Cost of goods sold increased $111,019 or 32%, to $45,339 for the nine months ended August 31, 2009, compared to cost of goods sold of $34,320 for the nine months ended August 31, 2008.  The increase in cost of goods sold was primarily due to the increase in sales.

Gross profit increased $36,927, or 64%, to $94,008 for the nine months ended August 31, 2009, compared to gross profit of $57,081 for the nine months ended August 31, 2008.  The increase in gross profit was due to the increase in sales.

  Our gross margin was 67% for the nine months ended August 31, 2009, as compared to 62% for the nine months ended August 31, 2008.  The gross margin on the Arctic Leash watertight retractable extension cord reel is approximately 30% while the gross margin on some of our Arctic Leash brand, all weather, indoor/outdoor extension cords is as high as 200%.  Although the Arctic Leash watertight retractable extension cord reel has one of our lowest gross margins, its uniqueness allows us to attract customers and introduce them to our line of higher margin Arctic Leash branded extension cords.  Sometimes we price the Arctic Leash watertight retractable extension cord reel at cost to build relationships so that we can introduce our other products.  Our overall gross margin for any period is directly affected by the mix of products that we sell during the period.  We generated revenue of $35,884, or 26% of sales, and $19,415, or 21% of sales, from the sale of Arctic Leash watertight retractable extension cord reels for the nine months ended August 31, 2009 and August 31, 2008, respectively, as compared to revenue of $103,463, or 74% of sales, and $71,986, or 79% of sales, from the sale of Arctic Leash brand, all weather, indoor/outdoor extension cords and the MedReel for those same periods.  The increase in gross margin was due to an increase in sales of higher margin Arctic Leash branded extension cords and the MedReel relative to sales of Arctic Leash watertight retractable extension cord reels.

Selling, general and administrative expenses decreased from $3,841,907 for the nine months ended August 31, 2008, compared to selling, general and administrative expenses of $368,661 for the nine months ended August 31, 2009. The decrease in selling, general and administrative expenses during August 31, 2008, was primarily due to common stock issued as bonuses to Kenneth F. Forster, our only executive officer valued at $2,800,000, and the members of our board of directors valued at $93,750 for their services in getting our common stock cleared for quotation on the OTCBB. We also issued 750,000 shares of common stock valued at $0.50 per share to Public Company Management Services, Inc. (“PCMS”) for additional management consulting services beyond the hours contemplated under our agreement (See the discussion, below, under the heading “Contractual Obligations”). We did not have such issuances during the nine months ended August 31, 2009. The significant components of selling, general and administrative expenses for the nine months ended August 31, 2008 and 2009, the percentage change over the nine months ended August 31, 2008 and the expense level as a percentage of revenues are set forth in the table below:

	Nine Months Ended
	August 31, 2008	August 31, 2009

Compensation	2,962,314	99,980
Percentage change over 2008		-97%
As a percentage of revenues	3241%	72%
Professional fees	803,866	202,379
Percentage change over 2008		-75%
As a percentage of revenues	879%	145%
Other expenses	75,727	66,301
Percentage change over 2008		-12%
As a percentage of revenues	83%	48%

During the nine months ended August 31, 2009, compensation included officer advances of $20,000 to Kenneth S. Forster, our only executive officer.  During the nine months ended August 31, 2009, professional fees included $25,200 in legal fees to satisfy our public company reporting requirements (See the discussion, below, under the heading “Contractual Obligations”) along with $82,474 and $16,947 for 841,000 shares of stock and options, respectively, issued to third parties.

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

Depreciation expenses was $8,770 for the nine months ended August 31, 2009, compared to depreciation expense of $8,721 for the nine months ended August 31, 2008.

Net operating loss decreased from $3,794,547 for the nine months ended August 31, 2009, compared to net operating loss of $283,423 for the nine months ended August 31,

2009.  The decrease in net operating loss was attributable to the decrease in selling, general and administrative expenses.

We did not have loan costs for the nine months ended August 31, 2009.  We had loan costs of $25,000 for the nine months ended August 31, 2008 due to 125,000 shares of common stock valued at $0.20 per share that we issued to an existing shareholder who provided us with a $100,000 certificate of deposit to use as collateral for the extension of a $100,000 line of credit that we had.

Interest expense increased $11,373, or 34%, to $44,554 for the nine months ended August 31, 2009, compared to interest expense of $28,729 for the nine months ended August 31, 2008.  The increase in interest expense was due an increase in liabilities.

We had net loss of $327,977 (or basic and diluted net loss per share of $0.01) for the nine months ended August 31, 2009, compared to net loss of $3,851,731 (or basic and diluted net loss per share of $0.01) for the nine months ended August 31, 2008.  The decrease in net loss was attributable to the decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

Total current assets were $102,453 as of August 31, 2009, consisting of cash and cash equivalents of $9,267, net accounts receivable of $7,456 and inventory of $85,730.

Total current liabilities were $807,611 as of August 31, 2009, consisting of note payable to related party of $295,119, trade accounts payable of $199,704, current maturities of long-term debt of $196,360 and accrued expenses of $116,428.

As of August 31, 2009, we had a working capital deficit of $705,158.  The ratio of current assets to current liabilities was 13% as of August 31, 2009.  We plan to resolve our working capital deficit by converting our debt into equity and expending our operations.  For example, in February 2008, Reel-Thing agreed to convert approximately $291,811 into 1,209,524 restricted shares of our common stock.  As a result, our current maturities of long-term debt significantly decreased which decreased our working capital deficit.  As of August 31, 2009, we have creditors that we plan to offer conversion on aggregate debt of $186,817.  Some of the creditors are also current shareholders, persons who have previously provided services to us for shares of our common stock or persons who have previously converted amounts owed to them, so we believe that they may accept our offer, but there can be no assurance.

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

During the nine months ended August 31, 2009, we had a net decrease in cash and cash equivalents of $17,514 consisting of net cash used in operating activities of $35,052 and net cash used in investing activities of $390, which was offset by net cash provided by financing activities of $17,928.

Net cash used in operating activities was $35,052 during the nine months ended August 31, 2009, consisting of net loss of $327,977 and an increase in inventory of $17,695, which were offset by adjustments for stock issued for services of $99,222, depreciation expense of $8,770, accretion of discount on notes payable of $8,016 and bad debt of $3,066, decreases in accounts receivable of $20,462 and prepaid expenses of $5,540, and increases in accrued liabilities of $101,691 and trade accounts payable of $56,029.

Net cash used in investing activities was $390 during the nine months ended August 31, 2009 from the purchase of property and equipment.  We did not have cash flows from investing activities during the nine months ended August 31, 2008.

Net cash provided by financing activities was $17,928 during the nine months ended August 31, 2009, consisting of proceeds from the issuance of related party debt of $130,000 which were offset by a decrease in net borrowings under revolving credit of $99,875, payments made on debt of $4,244 and payments made on related party debt of $7,953.

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

At August 31, 2009, we had current maturities of long-term debt of $196,360, most of which was owed to Reel-Thing Innovations, Inc.  As of August 31, 2009, we were more than ninety (90) days past due on installment payments to Reel-Thing. Under our agreement, the patents, molds, blueprints, design drawings, websites, instructional manuals, promotional materials and trade names for our products revert back to Reel-Thing in the event that any of the installment payments is ninety (90) days past due unless they provide their written consent waiving their right to the reversion.  We plan to enter into negotiations with Reel-Thing either to extend the repayment schedule so we are no longer past due on our installment payments and obtain a written waiver or convert the debt to equity or a combination of both extension/waiver and conversion.  We are currently using the assets in our business and we have not received any communication from Reel-Thing expressing their intent to seize those assets, but there can be no assurance.

Historically, we have issued a significant amount of shares as compensation to executive officers, employees and professional services providers for services rendered or to be rendered to us. We currently have a limited amount of cash and cash equivalents, and may be required to issue additional shares of common stock as compensation in the future. Our common stock was cleared for quotation on the OTCBB on August 7, 2008; however, the current market for our common stock is illiquid and extremely volatile. Prior to August 7, 2008, there was no market for our common stock, and we valued the shares based upon the last third-party sale of our common stock at that time. We believe that if there were a liquid, nonvolatile market for our common stock, people providing services to our company would consider it less risky and be willing to accept fewer shares at the market price, which would decrease our expenses.

We plan to raise working capital through the sale of common stock in one or more private placements and/or from bank financing.  We do not have any firm commitments or identified sources of additional capital from third parties or from our officers, directors or shareholders. The funds would be used to increase manufacturing of our products, expand our research and development efforts, and attract a larger talented sales force.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  Any additional financing may involve dilution to our shareholders.  If we are unable to raise additional financing on terms satisfactory to us, or at all, we would not be able to fully implement our business plan which would have a materially adverse effect our business and financial position and could cause us to delay, curtail, scale back or forgo some or all of our operations or we could cease to exist.

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

We adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. During the nine months ended August 31, 2009 and August 31, 2008, no options were granted by us to our employees.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 9, 2009, we issued 372,591 shares of common stock valued at $7,824 to related parties for conversion of debt and accrued interest.

On April 20, 2009, we issued 166,000 shares of common stock valued at $24,900 to an individual for print advertising services for our products.

On May 13, 2009, we issued 250,000 shares of common stock valued at $21,250 to a company for investor relation services.

On May 18, 2009, we issued 225,000 shares of common stock valued at $19,125 to a company for investor and financial public relation services.  On that same date, we also issued the company 200,000 options to purchase up to 100,000 of our restricted common stock at $0.25 per share and 100,000 of our restricted common stock at $0.50 per share as additional consideration for the investor and financial public relation services. Compensation cost for the options amounted to $16,947, recognized in the financial statements for the nine months ended August 31, 2009. The weighted average fair value of the options issued was $0.08.

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

APC GROUP, INC.
Date: October 21, 2009	By: /s/ Kenneth S. Forster Name: Kenneth S. Forster Title: President and Chief Executive Officer