Form 10-K/A
period 2008-11-30
APC Group, Inc
filed 2010-02-02
CIK 1354003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________

Commission File Number 000-52789

APC GROUP, INC.
(Name of small business issuer in its charter)

Nevada	20-1069585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3526 Industrial Ave., Fairbanks, AK	99701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(907) 457-2501

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

Title of Class	Name of Each Exchange On Which Registered
Common Stock, $.001 par value per share	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to  Section 13 or 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not e contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, a non-accelerated filer, or
a smaller reporting company.   See Definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 4, 2009 was
$3,946,832 based on a $.20 closing price for the Common Stock on February 4, 2009.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable
date.   32,956,365 common shares as of February 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-KSB
For the Fiscal Year Ended November 30, 2008

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that internal control over financial reporting was not effective as of November 30, 2008 because management identified material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In assessing the effectiveness of our internal control over financial reporting, management identified the following three material weaknesses in internal control over financial reporting as of November 30, 2008:

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

3.
Deficiencies in Segregation of Duties.  Our CEO and CFO are the same person, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group.  The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries.  Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties. The Company is currently expanding its internal control procedures. However, because of an independence review of the financial statements by our financial consultant, review and approval by the Company's management and independent auditor verification of the Company's financial data, the Company believes that the financial condition of the Company is accurate as reported.

4.
The reason the Company stated that there were material weaknesses in internal over financial reporting is because the Company's CEO and CFO are the same person.  However, the Company has always employed an independent financial consultant to review the Company's books and aid the Company in compiling and preparing financial statements for the Company's management review and approval prior to delivering same to our independent auditor before reporting to the SEC.  The Company has now retained a financial advisor to aid the Company in expanded internal financial control procedures and to aid the Company in interviewing candidates for the Company's Chief Financial Officer.

The Company is also in the process of filling vacancies on the board of directors with independent directors for the establishment of independent financial control committees (audit and compensation).  The Company expects to have in place these prior to filing of the November 30, 2009 SEC Form 10KSB with audited financial statements.

This annual report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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